Form 10-Q
period 2023-09-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2023-11-14
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01659

Muzinich Corporate Lending Income Fund, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

93-2545381
(I.R.S. Employer Identification No.)

450 Park Avenue
New York, NY 10022
(Address of principal executive offices)

(212) 888-3413
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had one share of common stock, $0.001 par value per share, outstanding as of November 14, 2023.

i

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Statement of Assets and Liabilities

As of September 30, 2023

Assets
Cash	$1,000
Total assets	1,000

Commitments and contingencies (Note 4)
Net assets
Preferred shares, $0.001 par value; 15,000 shares authorized;
0 share issued and outstanding	0
Common shares, $0.001 par value; 1,000,000 shares authorized;	0
1 share issued and outstanding	0	(1)
Additional paid-in-capital	1,000
Total net assets	$1,000

Net asset value per share	$1,000

(1)	Less than $1.

The accompanying notes are an integral part of this financial statement.

Muzinich Corporate Lending Income Fund, Inc.

Statement of Changes in Net Assets

For the Period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$-
Total net realized gains/(losses)	-
Total net change in unrealized appreciation/(depreciation)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	-

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	-

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	1,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,000
Total Increase (Decrease) in Net Assets	1,000
Net Assets, Beginning of Period	-
Net Assets, End of Period	$1,000
Net asset value per share	$1,000
Common shares outstanding at the end of the period	1.0

The accompanying notes are an integral part of these financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Statement of Cash Flows

For the Period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	-
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	1,000
Net cash provided by (used in) financing activities	1,000
Net increase (decrease) in cash and cash equivalents	1,000
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$1,000

The accompanying notes are an integral part of these financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

1. Organization and Basis of Presentation

Organization

Muzinich Corporate Lending Income Fund, Inc. (the “Company,” “we,” “our,” or “us”) is a Delaware corporation formed on July 5, 2023. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

The Company is managed by Muzinich Direct Lending Adviser, LLC (the “Adviser”), an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”). No management fees will be earned by the Adviser until the commencement of investment operations.

As of September 30, 2023, no operations other than the sale and issuance of one share of common stock, par value $0.001 (“Common Stock”), at an aggregate purchase price of $1,000 ($1,000 per share) to Muzinich & Co., Inc., an affiliate of the Company, have occurred. The sale of the share of Common Stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”).

The Company expects to enter into separate subscription agreements with a number of investors providing for the sale of Common Stock to investors in multiple closings in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) (“Private Offerings”). The Company seeks to raise equity capital through the Private Offerings on a continuous basis through one or more closings (“Closings”). To be accepted, an investor’s subscription request including the full subscription amount must be received in accordance with the provisions of the subscription agreement at least five business days prior to its respective Closing (unless waived by the Company).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies

The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board Accounting Standard Codification Topic 946 “Financial Services-Investment Companies.”

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

3. Related Party Transactions

On September 14, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s stockholders. Management Fee Pursuant to the Investment Advisory Agreement, the Company’s Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) equal to 0.3125% (i.e., 1.25% annually) of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

Incentive Fee

Pursuant to the Advisory Agreement, the Company will pay an incentive fee (the “Incentive Fee”) to the Adviser.

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Incentive Fee Based on Income

The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under the Company’s administration agreement with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”) (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7.00% annualized).

The Company will pay the Adviser an Incentive Fee quarterly in arrear with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7% annualized);

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (the Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the Incentive Fee on based capital gains, is payable at the end of each calendar year in arrears. The amount payable equals:

●	12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee based on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the Incentive Fee based on capital gains is net of the aggregate amount of any previously paid Incentive Fee based on capital gains for all prior periods. We will accrue, but will not pay, an Incentive Fee based on capital gains with respect to unrealized appreciation because an Incentive Fee based on capital gains would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.

If the Advisory Agreement is terminated prior to the termination of the Company (other than an instance in which the Adviser voluntarily terminates the agreement), the Company will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all investments were liquidated for their current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to stockholders and paid as Incentive Fee in accordance with the incentive fee calculation methodology, subject to the limitations set forth in Section 205(b)(3) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company will make the Termination Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

The Advisory Agreement will remain in full force and effect for two years initially, and will continue for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”), and (b) by a vote of (1) a majority of the Board or (2) a majority of the Company’s outstanding voting securities, and in Independent Directors and in accordance with the requirements of the 1940 Act. The Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Advisory Agreement shall automatically terminate in the event of its assignment.

4. Commitments and Contingencies

As of September 30, 2023, the Adviser and its affiliates have incurred $131,290 in organizational expenses and $182,470 in offering costs on behalf of the Company. In the event receipt of a formal commitment of external capital does not occur, initial organization expenses and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of these unaudited financial statements, no such costs have been recorded by the Company.

5. Net Assets

As of September 30, 2023, the total number of shares of all classes of capital stock which the Company has the authority to issue is 1,000,000 shares of Common Stock. During the period from July 5, 2023, the date of formation, to September 30, 2023, Muzinich & Co., Inc. committed to contribute $1,000.00 of capital to the Company. In exchange for this contribution, Muzinich & Co., Inc. received one share of Common Stock at $1,000.00 per share.

6. Subsequent Events

There have been no subsequent events that require recognition or disclosure through November 14, 2023, the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The risk factors referenced under “Part II Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of a global pandemic, such as the COVID-19 pandemic;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including geopolitical conflicts and risks associated with possible disruption due to wars, conflicts or terrorism, as well as uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to maintain our qualification as a BDC and qualify as a RIC under the Code;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Item 1A. Risk Factors” in Part II of this Form 10-Q and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements.

Overview

Muzinich Corporate Lending Income Fund, Inc. is a corporation that was formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under 1940 Act. The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. See “Item 1(c). Description of Business — Regulation as a Private Business Development Company” and “Item 1(c). Description of Business — Certain U.S. Federal Income Tax Consequences” in Amendment No. 1 to the Company’s registration statement on Form 10, filed with the SEC on September 15, 2023 (the “Form 10 Registration Statement”), for more information.

The Company is currently in the development stage and has not commenced investment operations as of September 30, 2023. As of September 30, 2023, the Company’s efforts have been limited to organizational and initial operating activities. The Company expects that the proceeds from the Initial Closing (as defined below) will provide the Company with the necessary capital to commence operations. Thereafter, the Company anticipates raising additional equity capital for investment purposes through additional subscription agreements with investors in Subsequent Closings (as defined below). The Company may seek to consummate a Liquidity Event (as defined below) at some point in the future in accordance with the Securities Act, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of the stockholders. However, there can be no assurances as to when or whether a Liquidity Event may occur.

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Advisers Act, and manages the Company’s investment activities pursuant to the Advisory Agreement. The Adviser has entered into a resource sharing agreement with Muzinich & Co., Inc., pursuant to which Muzinich & Co., Inc. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to the Company under the Advisory Agreement. Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a base management fee and incentive fees. The incentive fees consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains. See the notes to the financial statements in this Form 10-Q for more information .

We have also entered into (the “Administration Agreement”) with the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Servicing Agreement”), pursuant to which U.S. Bank provides accounting services with respect to the Company. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

The Board has ultimate authority as to the Company’s investments, but it delegates authority to the Adviser to select and monitor the Company’s investments, subject to the supervision of the Board. A majority of the Board will at all times consist of Independent Directors.

Private Offerings and Liquidity Events

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s net asset value (“NAV”) per share. The Company reserves the right to issue its shares of Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing. The Company may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act. In the Company’s perpetual-life structure, it intends, subject to the Adviser’s commercially reasonable judgment and the Board’s sole discretion, to offer to repurchase its stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date (as defined below), but it is not obligated to offer to repurchase Common Stock in any quarter in its discretion. Quarterly repurchases will be limited to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to the Company’s available cash, compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. See “Discretionary Share Repurchase Program” below for more information. The Company believes that its perpetual nature will enable it to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds.

The Company expects to conduct Private Offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. Common Stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of Common Stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D.

The Company seeks to raise equity capital through private placements on a continuous basis through the Closings at which the Company will accept funds from investors in connection with such investors’ purchases of shares of Common Stock (the first such Closing the “Initial Closing” and each subsequent closing a “Subsequent Closing”). The Initial Closing is expected to occur during the fourth quarter of 2023 (the date of the Initial Closing, the “Initial Closing Date”). Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion).

The Board may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which is defined as including (1) an initial public offering (“IPO”) or other listing of the Common Stock on a national securities exchange (an “Exchange Listing”), or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser. The Company does not anticipate seeking stockholder approval to engage in a Liquidity Event, unless stockholder consent is required by applicable law. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.

Should the Board determine to cause the Company to conduct a Liquidity Event, each stockholder will be required to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate a Liquidity Event, it being understood that the Company may, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of any stockholders, make modifications to the Company’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the stockholders are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Company’s Private Placement Memorandum relating to the Private Offerings.

Upon completion of any Liquidity Event, pre-existing stockholders may also be required to enter into a lock-up agreement with the underwriters of any Liquidity Event or otherwise for a period not to exceed 180 days (or such longer period as may be required or determined to be advisable by the underwriters of the IPO or otherwise based on prevailing market conditions and practice at the time).

Investment Objectives and Strategy

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. The Company intends to invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. The Company seeks to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. The Company may also from time to time invest in larger or smaller or non-U.S. companies. The Company generally uses the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $3 million and $100 million annually, but will typically target businesses with EBITDA between $3 million and $25 million annually. The Company uses the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. The Company uses the term “mezzanine” to refer to an unsecured loan that typically ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. The Company expects to invest in primary origination investments and also expects to invest a portion of its assets in more liquid credit investments (as described below). The Company expects to source its primary origination investments through the Adviser’s and its affiliates’ network of relationships with financial intermediaries (including local and regional investment banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. The Company may seek investment opportunities where it is the sole investor in an investment, and also may seek opportunities to invest alongside one or more other investors. The Company expects to invest across a number of different industries.

Under normal circumstances, the Company will invest at least 80% of its total assets in debt instruments of corporate issuers, including directly originated loans, club deals (investments generally made by a small group of lenders), broadly syndicated loans (“BSLs”) (investments generally arranged or underwritten by investment banks or other intermediaries), high yield and/or investment grade bonds, structured credit investments (including indebtedness issued by collateralized loan obligation vehicles (“CLOs”)), and other debt-related instruments. The Adviser may, without limitation, lead and structure a transaction as sole-lender, as the agent of a club credit facility (a group of similar direct lenders), or may participate as a non-agent investor in a large club or syndicated transactions. If the Company changes its 80% policy, the Company will provide stockholders with at least 60 days’ prior notice of such change.

Although the Company plans to invest primarily in debt instruments of privately owned U.S. middle-market companies, it may invest a portion of its capital opportunistically in other types of investments, such as in debt instruments of foreign companies, large U.S. companies, and publicly held U.S. middle market companies, BSLs, CLOs, securities of other RICs, bridge financings, and/or equity instruments of private companies. The proportion of these types of investments will change over time given the Company’s views on, among other things, the economic and credit environment in which it is operating, although these types of investments generally will not constitute more than 30% of the Company’s total assets. The Company intends to use open-market secondary purchases to maintain liquidity for its share repurchase program and to manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns. Secondary purchases may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, such that 70% of the Company’s assets would be qualifying assets.

The Adviser and the Company expect to co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 the (“Order”) permitting greater flexibility to negotiate the terms of co-investments. The Board has determined that it is advantageous for the Company to co-invest with other accounts managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

ESG Investment Criteria

The Company avoids investing in companies that Muzinich considers to be fundamentally unsustainable in accordance with (i) certain exclusion criteria and (ii) Muzinich’s proprietary environmental, social and governance (“ESG”) scoring systems. Exclusion criteria are assessed prior to investment, and in case of the Company’s private debt investments will be applied only at the time of investment. Information on company conduct or involvement in excluded industries is sourced either from independent ESG data providers or directly from the companies themselves.

Please see “Item 1. Business” in the “Form 10 Registration Statement, for more information.

Key Components of Our Results of Operations

Investments

The Company’s level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments the Company makes.

Revenues

We intend to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

The Company anticipates that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser and its affiliates.

The Company will bear all other costs and expenses of its operations, administration and transactions, including, but not limited to, those relating to:

1. investment advisory fees, including Base Management Fees and Incentive Fees, to the Adviser, pursuant to the Advisory Agreement;

2. fees and expenses payable under the Administration Agreement; and

3. all other expenses of the Company’s operations and transactions, including, without limitation, those relating to:

(i) organization and offering expenses associated with our private offering and offerings by any feeder vehicles (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries (if any)), expenses incurred in connection with the provision of administrative or similar services by participating intermediaries for their clients and reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;

(ii) all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Adviser or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Adviser, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses relating to the engagement of the Company’s chief compliance officer; fees, costs and expenses herein include (x) costs, expenses and fees for hours spent by in-house attorneys and tax advisors that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company in connection with such services (including overhead related thereto), provided, in respect of (x) and (y), that such fees, costs, and expenses, (I) are specifically charged or specifically allocated or attributed by the Adviser, with the oversight of the Board, to the Company or its portfolio companies and (II) that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services;

(iii) the cost of calculating the Company’s NAV, including the cost of any third-party valuation services;

(iv) the cost of effecting any sales and repurchases of the Common Stock and other securities;

(v) fees and expenses payable under any placement agent agreements, if any;

(vi) interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;

(vii) all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

(viii) costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

(ix) costs of derivatives and hedging;

(x) expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;

(xi) expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses or an appropriate portion thereof) of employees of the Adviser or its affiliates or officers of the Company to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xii) all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xiii) the allocated costs incurred by the Adviser and its affiliates in providing managerial assistance to those portfolio companies that request it;

(xiv) all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xv) investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors, to the extent properly borne by the Company), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance (including costs of conducting and/or engaging third parties to conduct any AML and KYC verification checks in connection with any investment and/or prospective investment), loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Adviser or its affiliates reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses);

(xvi) transfer agent, dividend agent and custodial fees;

(xvii) fees and expenses associated with marketing efforts;

(xviii) any applicable federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xix) Independent Directors’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Directors;

(xx) costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including costs of outsourced compliance and chief compliance officer services, registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

(xxi) all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Adviser or its affiliates in connection with such provision of services thereby);

(xxii) the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs) and the costs of any stockholder or director meetings;

(xxiii) proxy voting expenses;

(xxiv) costs associated with an Exchange Listing (if any);

(xxv) costs of registration rights granted to certain investors;

(xxvi) any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxvii) all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

(xxviii) all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Adviser and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxix) the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;

(xxx) costs associated with individual or group stockholders, including stockholder services;

(xxxi) fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

(xxxii) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

(xxxiii) all fees, costs and expenses of winding up and liquidating the Company’s assets;

(xxxiv) extraordinary expenses (such as litigation or indemnification);

(xxxv) all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings including costs of outsourced compliance and chief compliance officer services; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, Treasury International Capital Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act and Report of Foreign Bank and Financial Accounts reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to Freedom of Information Act requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;

(xxxvi) costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

(xxxvii) costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and

(xxxviii) all other fees, costs, and expenses that are specific to the operations of the Company.

From time to time, the Adviser may pay third-party providers of goods or services. We will reimburse the Adviser for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our stockholders. We have had limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Financial Condition, Liquidity and Capital Resources

As we have not yet commenced investment activities, we do not have any transactions to date. We expect to generate cash from (1) future offerings of our Common Stock or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Common Stock.

In addition to using proceeds from the Private Offerings to make investments, our expectation is to also borrow funds to make investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Under the provisions of the 1940 Act, following approval from our initial stockholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on September 13, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase.

In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

The amount of leverage that we employ will depend on our Adviser’s and the Board’s assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Equity Activity

The Company has the authority to issue 1,000,000 shares of Common Stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

In conjunction with the Company’s formation, the Company issued and sold one share of Common Stock to Muzinich & Co., Inc., an affiliate of the Adviser, for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Contractual Obligations

As of September 30, 2023, the Company has not commenced investment operations.

We have entered into certain contracts under which we have material future commitments. We have entered into the Advisory Agreement with the Adviser under which the Adviser determines the securities and other assets that the Company will purchase, retain or sell; determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; identifies, evaluates and negotiates investments made by the Company and/or the structure thereof (including without limitation performing due diligence with respect to any instrument and/or company in which the Company may invest); buys, sells, exchanges, redeems holds, converts or otherwise deals with and/or executes transactions with respect to, any kind of security or other property in which the Company may invest; services and monitors the Company’s investments, including without limitation by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment; exercises or refrains from exercising any governance or ownership right conferred by a particular investment; enters into any foreign exchange and/or derivative transactions; and provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Advisory Agreement. Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a base management fee and incentive fees. The incentive fees consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains.

Pursuant to the Administration Agreement, the Administrator will provide the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank, pursuant to which U.S. Bank will provide accounting services with respect to the Company.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we had no off-balance sheet arrangements.

Discretionary Share Repurchase Program

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our Directors may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock. See the Form 10 Registration Statement for more information regarding the Company’s discretionary share repurchase program.

We did not repurchase any Common Stock during the period ended September 30, 2023.

Critical Accounting Policies

Valuation of Portfolio Securities

The NAV per share of the Company’s outstanding Common Stock is determined quarterly by dividing the fair value of total assets minus liabilities by the total number of shares of Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of the Company’s Common Stock at any Closing, as the Company reserves the right to issue shares of Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing.

The Company will value its investments in accordance with the valuation policies and procedures approved by the Board (“Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company will value these portfolio investments at fair value as determined in good faith by the Valuation Designee, subject to oversight by the Board, as set forth below:

1.	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

2.	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of our Adviser;

3.	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm;

4.	In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

5.	The Audit Committee of our Board reviews the valuations of the Adviser on a quarterly basis; and

6.	Our Board oversees the Company’s valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters.

Fair value, as defined under Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (“ASC 820”), is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition

Security transactions are recorded on a trade-date basis. We will measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We will report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in our statements of operations.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods.

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Form 10 Registration Statement for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

In addition, we have adopted a distribution reinvestment plan (“DRP”), pursuant to which we will reinvest all cash dividends and other distributions declared by the Board on behalf of our stockholders who do not elect to receive their dividends or other distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

No action is required on the part of a registered stockholder to have his, her or its cash dividend or other distribution reinvested in our shares of Common Stock. Stockholders can elect to “opt out” of the Company’s DRP in their Subscription Agreement.

If any stockholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or any plan administrator appointed by the Company (the “Plan Administrator”). Participation in the DRP will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares of Common Stock will be purchased under the DRP as of the first calendar day of the quarter following the record date of the distribution (“Purchase Date”).

If a stockholder seeks to terminate its participation in the DRP, notice of termination must be received by the Fund or the Plan Administrator five business days in advance of the first calendar day of the next quarter in order for a stockholder’s termination to be effective for such quarter. Any transfer of shares of Common Stock by a participant to a non-participant will terminate participation in the DRP with respect to the transferred shares. If a participant elects to tender its shares of Common Stock in full, any shares of Common Stock issued to the participant under the DRP subsequent to the expiration of the tender offer will be considered part of the participant’s prior tender, and participant’s participation in the DRP will be terminated as of the valuation date of the applicable tender offer. Any distributions to be paid to such stockholder on or after such date will be paid in cash on the scheduled distribution payment date.

If a stockholder elects to opt out of the DRP, it will receive any cash dividends or other distributions we declare in cash. We may pay any Plan Administrator fees under the DRP.

The purchase price for shares of Common Stock purchased under our DRP will be determined using a purchase price as determined as of the Purchase Date. Shares of Common Stock issued pursuant to our DRP will have the same voting rights as the shares of Common Stock offered pursuant to the Private Offerings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on any outstanding floating rate borrowings, which may reduce our net investment income.

We intend to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser, overseen by the Board, in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

To the extent that our investments, payment obligations and financing terms are based on floating rates, they will utilize reference rates such as LIBOR, SOFR, EURIBOR, the Federal Funds Rate, the Prime Rate and other similar types of reference rates. LIBOR, known as the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. The Board of Governors of the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated with reference to short-term repurchase agreements backed by Treasury securities.

The transition from LIBOR and prohibitions and requirements with respect to LIBOR’s continued or new use may adversely affect the value of floating-rate debt securities in our portfolio or issued by us regardless of whether they continue to use some version of LIBOR or utilize some alternative to LIBOR. Moreover, at this time, no consensus exists as to whether any one rate will become a generally accepted alternative to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain general market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

We may have renegotiated any contracts with our portfolio companies which referenced LIBOR as a factor in determining the interest rate thereunder or applied fallback provisions that could cause interest rates to shift to a base rate plus a margin. We may need to renegotiate any contracts which continue to reference LIBOR as existing fallback provisions have not yet triggered since LIBOR continues to be published. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions, and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Some debt instruments and securities have included, or have been amended to include, language permitting the replacement of LIBOR with a replacement rate. However, not all instruments have adopted such provisions, nor can there be any assurance that the relevant parties to such instruments will undertake actions necessary to effectively cause a transition. In cases where LIBOR replacement language is absent or insufficient, certain legislative transition mechanisms may apply, causing LIBOR to be replaced with a rate selected by the Board of Governors of the Federal Reserve System. The LIBOR replacement process may result in changes to the applicable interest rate under such contracts that may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in amounts payable to us under our debt investments. The transition from LIBOR to alternative interest rates could lead to significant short-term and long-term uncertainty and market instability. It remains uncertain how such changes would affect our investments and financial markets generally.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service (“IRS”) has issued regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

At this time, it is not possible to completely identify or predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to reference rates that may be enacted in the U.K. or elsewhere. The elimination of a reference rates or any other changes or reforms to the determination or supervision of reference rates could have an adverse impact on the market for or value of any securities or payments linked to those reference rates and other financial obligations held by the Company or on its overall financial condition or results of operations. In addition, any substitute reference rate and any pricing adjustments imposed by a regulator or by counterparties or otherwise may adversely affect the Company’s performance and/or NAV.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our and the Adviser’s business is also subject to extensive regulation, which may result in regulatory proceedings against us and/or the Adviser. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance whether any such proceedings will have a material adverse effect on our or the Adviser’s financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Item 1A. “Risk Factors” section of our Form 10 Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results, as well as the value of our securities.

There have been no material changes since the filing of the Form 10 Registration Statement with the SEC on September 15, 2023 to the risk factors disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

On September 7, 2023, we issued and sold one (1) share of Common Stock at an aggregate purchase price of $1,000 to Muzinich & Co., Inc. The issuance of the share of Common Stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the period ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Custody Agreement (1)

10.4	Form of Subscription Agreement (1)

10.5	Distribution Reinvestment Plan (1)

10.6	Form of Indemnification Agreement (1)

10.7	Trademark License Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich Corporate Lending Income Fund, Inc.

Date: November 14, 2023

	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 14, 2023

	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer