Form 10-K
period 2023-12-31
Muzinich Corporate Lending Income Fund, Inc.
filed 2024-03-29
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the Registrant’s common stock.

The issuer had 72,001.0 shares of common stock, $0.001 par value per share, outstanding as of March 29, 2024.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Deloitte & Touche LLP	New York, New York	34

i

Summary of Risk Factors

Investing in the Company’s common stock involves a high degree of risk. The following is only a summary of the principal risks that may materially affect our business. Please refer to Item 1A for a complete discussion of the risk factors we face.

Risks Relating to Our Business and Structure

●	We are a new company and have limited operating history.

●	We are a non-diversified investment company within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, subject to the Diversification Tests (as defined herein) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

●	We are subject to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a business development company (“BDC”), we might be regulated as a closed-end investment company required to register under the 1940 Act.

●	Our ability to grow depends on our ability to raise sufficient capital.

●	Although we expect to adopt a share repurchase program, we have discretion to not repurchase shares, and our Board of Directors (the “Board”) has the ability to amend or suspend the program.

●	Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

●	We may determine to fund a portion of our investments in the future with preferred stock, which would increase our risk profile and magnify the potential for gain or loss.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, subject to restrictions under the 1940 Act.

●	Muzinich Direct Lending Adviser, LLC (the “Adviser”) may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Advisory Agreement.

●	Our investments in third-party collateralized loan obligation vehicles (“CLOs”) may be riskier than a direct investment in the debt or other securities of the underlying companies.

●	Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Risks Related to Our Portfolio Company Investments

●	We expect that our investments are very risky and highly speculative.

●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.

●	The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined by the Adviser in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

ii

●	The lack of liquidity in our investments may adversely affect our business.

●	Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	By originating loans to companies that are experiencing or, that after investment, experience significant financial or business difficulties, we may be exposed to distressed lending risks.

●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

●	We may invest in derivatives or other assets, for hedging or other purposes, that expose us to certain risks, including market risk, liquidity risk, and other risks similar to those associated with the use of leverage.

Risks Relating to the Offering and Ownership of Our Common Stock

●	Our shares of common stock (“Common Stock”) will be subject to significant transfer restrictions, and an investment in our Common Stock generally will be illiquid.

●	We may not be able to pay you distributions on our Common Stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

●	You may be subject to the short-swing profits rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a result of your investment in us.

●	You may receive shares of our Common Stock as dividends, rather than cash, and because the distribution of our Common Stock will generally still be treated as a dividend for U.S. federal income tax purposes, this could result in adverse tax consequences to stockholders.

●	If we do not qualify for or maintain regulated investment company (“RIC”) tax treatment under the Code, the resulting corporate taxes and/or penalties could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

●	We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

iii

PART I.

Item 1. Business

The Company – Muzinich Corporate Lending Income Fund, Inc.

Muzinich Corporate Lending Income Fund, Inc. (the “Company,” “we,” “our,” or “us”) is a corporation that was formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. Our Amended and Restated Certificate of Incorporation and Bylaws (as each may be amended from time to time) are collectively referred to as the “Organizational Documents.” We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

The Adviser – Muzinich Direct Lending Adviser, LLC

Our investment activities are managed by Muzinich Direct Lending Adviser, LLC, a Delaware limited liability company, (the “Adviser”), an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”, and together with the Adviser and their other affiliates, collectively, “Muzinich”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”) and manages our investment activities pursuant to an investment advisory agreement (the “Advisory Agreement”). The Adviser has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Advisory Agreement. Through the Resource Sharing Agreement, our Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse consequence on our operations.

The Board of Directors

The Board of Directors (the “Board”) has ultimate authority as to our investments, but it delegates authority to the Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Amended and Restated Certificate of Incorporation, the number of directors will be fixed from time to time by the Board. A majority of the Board will at all times consist of persons who are not “interested persons,” as that term is defined in the 1940 Act (“Independent Directors”). Under the Amended and Restated Certificate of Incorporation, the Board is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes will hold initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting of our stockholders. At each annual meeting of our stockholders following the adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Advisory Agreement, the Adviser:

●	determines the securities and other assets that the Company will purchase, retain or sell;

●	determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes;

●	identifies, evaluates and negotiates investments made by the Company and/or the structure thereof (including without limitation performing due diligence with respect to any instrument and/or company in which the Company may invest);

●	buys, sells, exchanges, redeems holds, converts or otherwise deals with and/or executes transactions with respect to, any kind of security or other property in which the Company may invest;

●	services and monitors the Company’s investments, including without limitation by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment;

●	exercises or refrains from exercising any governance or ownership right conferred by a particular investment;

●	enters into any foreign exchange and/or derivative transactions; and

●	provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under this Agreement.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar or other services to others as long as its services to us are not impaired.

The Advisory Agreement has been approved by our Board.

Compensation of Adviser

Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee.

Base Management Fee

The Company’s Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) equal to 0.3125% (i.e., 1.25% annually) of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

Incentive Fee

The Company will pay an incentive fee (the “Incentive Fee”) to the Adviser. The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under an administration agreement entered into between us and U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”) (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7% annualized).

We will pay the Adviser an Incentive Fee quarterly in arrear with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7% annualized);

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (the Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the Incentive Fee based on capital gains, is payable at the end of each calendar year in arrear. The amount payable equals:

●	12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee based on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the Incentive Fee based on capital gains is net of the aggregate amount of any previously paid Incentive Fee based on capital gains for all prior periods. We will accrue, but will not pay, an Incentive Fee based on capital gains with respect to unrealized appreciation because an Incentive Fee based on capital gains would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Incentive Fee based on capital gains payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement and Fund Accounting Agreement

We have entered into an Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Servicing Agreement”), pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

The Administration Agreement has been approved by our Board.

General Portfolio Composition and Investment Strategy

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

The Company expects to build a portfolio of approximately 25 to 30 (or more) private credit investments (including loans, bonds and other credit instruments that are issued in private offerings or issued by private companies), with no more than 10% of our assets invested in any one private credit investment and no more than 20% of our assets invested in private credit investments within a single industry, though the Company’s portfolio may be smaller if it is unable to raise sufficient capital. The private credit instruments included in our portfolio may include privately originated and privately negotiated investments that are (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit. To a lesser extent, the Company may invest in special purpose vehicles and/or joint ventures that primarily hold loans or credit-like securities, and other debt and equity securities. The companies in which the Company invests may experience significant financial or business difficulties. The Company generally seeks to lead the origination of its investments as the primary lender, and the Company may also participate in club deals (generally investments made by a small group of investment firms).

The Company’s investment strategy will also allocate a portion of the overall portfolio to more liquid credit investments, such as high yield and/or investment grade bonds, BSLs, CLOs, and other liquid securities, including, cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

From time to time, certain of the Company’s investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to the Company, and such investments may cause the Company to be invested in a larger number of investments than it might otherwise have invested. The Company’s private credit investments are typically expected to have maturities between three and eight years and to generally range in size between $10 million and $25 million, though this expected investment size may grow if the Company’s capital base grows and may shrink if the Company’s capital base shrinks (or does not reach its target size). The Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by the Adviser to have attractive credit qualities. The Company’s principal investment strategy does not include investments in start-ups or turn-around situations, real estate, regulated financial services, commodities, and businesses with significant technology risk. If the Company is successful in achieving its investment objective, the Company believes that it will be able to provide the stockholders with consistent dividend distributions and attractive risk-adjusted total returns.

Although the Company plans to invest primarily in debt instruments of privately owned U.S. middle-market companies, it may invest a portion of its capital opportunistically in other types of investments, such as in debt instruments of foreign companies, large U.S. companies, and publicly held U.S. middle market companies, BSLs, CLOs, securities of other RICs, bridge financings, and/or equity instruments of private companies. The proportion of these types of investments will change over time given the Company’s views on, among other things, the economic and credit environment in which it is operating, although these types of investments generally will not constitute more than 30% of the Company’s total assets. The Company intends to use open-market secondary purchases to maintain liquidity for its share repurchase program and to manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns. Secondary purchases may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, such that 70% of the Company’s assets would be qualifying assets. See “Item 1. Business — Regulation as  a Private Business Development Company — Qualifying Assets.” The Company expects to invest across a number of different industries.

In addition, the Adviser avoids investing in companies which the Adviser considers to be fundamentally unsustainable. See “Item 1. Business — ESG Investment Criteria.”

The instruments in which the Company invests typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, the instruments would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” The Company may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization. See “Item 1A. Risk Factors—Risks Related to Our Portfolio Company Investments—Our debt investments may be risky and we could lose all or part of our investment.” Some of the loans in which the Company may invest or to which it may be exposed through its investments in structured securities may be deemed “covenant-lite” loans, which means the loans contain fewer maintenance covenants than other loans (or may contain no such covenants) and contain fewer or no terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See “Item 1A. Risk Factors — Risks Related to Our Portfolio Company Investments — Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment —‘Covenant-lite’ Obligations.”

In the future, the Company may also securitize a portion of its investments in any or all of the Company’s assets. The Company expects that its primary use of funds will be to make investments in portfolio companies, distribute cash to stockholders and pay its operating expenses, including debt service to the extent the Company borrows or issues senior securities to fund its investments.

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

The Company expects to become a party to one or more debt financing arrangements that will allow it to borrow money and lever its investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing its yield. In connection with these or other borrowings, the Company’s lenders may require it to pledge some or all of its assets. In addition, the lenders may ask the Company to comply with certain positive or negative covenants that could have an adverse effect on the Company’s operations, which include, but are not limited to, (i) financial and operating covenants that may restrict the Company’s investment activities (including restrictions on industry concentrations), remedies on default and similar matters; (ii) requirements for the Company to pledge assets in connection with borrowings; (iii) limitations on the Company’s ability to finance additional loans and investments or incur additional debt; and (iv) restrictions on the Company’s ability to pay distributions to stockholders required to maintain the Company’s qualification as a RIC under the Code. The Company may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in the Company.

The Company anticipates raising additional equity capital for investment purposes through additional Subscription Agreements with investors in Subsequent Closings (as defined below). The Company may seek to consummate an initial public offering (“IPO”) and/or other listing of its shares of common stock (“Common Stock”) on a national securities exchange (an “Exchange Listing”) at some point in the future in accordance with the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable Delaware law and the 1940 Act and without obtaining the consent of the stockholders. However, there can be no assurances as to when or whether an IPO or an Exchange Listing may occur.

ESG Investment Criteria

We avoid investing in companies that Muzinich considers to be fundamentally unsustainable in accordance with (i) certain exclusion criteria and (ii) Muzinich’s proprietary environmental, social and governance (“ESG”) scoring systems, each as described in more detail below.

Exclusion Criteria. In accordance with Muzinich’s policies, the Company will not invest in any entity:

●	that Muzinich deems to be breaching, or to be at severe risk of breaching, certain recognized norms and/or international standards relating to respect for human rights, labor relations, protection from severe environmental harm, and fraud and/or gross corruption standards; or

●	that derives substantial revenues directly from:

●	manufacturing and/or retailing recreational cannabis or cannabis derivatives;

●	manufacturing controversial weapons or core essential components intended to be used in controversial weapons;

●	manufacturing tobacco products; or

●	mining or producing energy from thermal coal.

Exclusion criteria are assessed prior to investment, and in case of the Company’s private debt investments will be applied only at the time of investment. Information on company conduct or involvement in excluded industries is sourced either from independent ESG data providers or directly from the companies themselves.

ESG Score: Private Debt. Each target company in the Company’s directly originated loan portfolio will have an ESG score of at least 9 out of 50 at the time of the investment decision. The ESG score is determined by Muzinich using its proprietary private debt ESG scoring methodology, which considers the ESG credentials of the portfolio company’s beneficial owners (e.g., senior management and/or private equity sponsor), governance risks, environmental risks, and social risks.

The highest possible score for a private debt portfolio company is 50 out of 50.

ESG Score: Other Investments. Corporate portfolio investments that are not private debt investments will generally be assigned an ESG score in accordance with Muzinich’s proprietary scoring methodology that applies to such investments, which uses data from a variety of data sources. If an instrument has been assigned a score, then that score will be at least 0.9 out of 5.0 at the time of the investment decision. If an instrument’s ESG score is subsequently determined to fall below 0.9 out of 5.0, then the Company will seek to divest from that instrument (subject to liquidity considerations). For the avoidance of doubt, the Company may invest in certain instruments that have not been assigned an ESG score at the time of investment (e.g., securitized products, new issues, etc.).

Detailed descriptions of Muzinich’s ESG scoring methodologies can be found in the Muzinich & Co. Responsible Investment Policy at www.muzinich.com.

Fees and Expenses

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

The Company will bear all other costs and expenses of its operations, administration and transactions, including, but not limited to, those relating to:

1.	investment advisory fees, including Base Management Fees and Incentive Fees, to the Adviser, pursuant to the Advisory Agreement;

2.	fees and expenses payable under the Administration Agreement; and

(i)	organization and offering expenses associated with our Private Offering (as defined below) and offerings by any feeder vehicles (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries (if any)), expenses incurred in connection with the provision of administrative or similar services by participating intermediaries for their clients and reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;

(ii)	all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sources (including personnel dedicated to but not employed by the Adviser or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Adviser, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses relating to the engagement of the Company’s chief compliance officer; fees, costs and expenses herein include (x) costs, expenses and fees for hours spent by in-house attorneys and tax advisors that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company in connection with such services (including overhead related thereto), provided, in respect of (x) and (y), that such fees, costs, and expenses, (I) are specifically charged or specifically allocated or attributed by the Adviser, with the oversight of the Board, to the Company or its portfolio companies and (II) that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services;

(iii)	the cost of calculating the Company’s net asset value (“NAV”), including the cost of any third-party valuation services;

(iv)	the cost of effecting any sales and repurchases of the Common Stock and other securities;

(v)	fees and expenses payable under any placement agent agreements, if any;

(vi)	interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;

(vii)	all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

(viii)	costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

(ix)	costs of derivatives and hedging;

(x)	expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;

(xi)	expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses or an appropriate portion thereof) of employees of the Adviser or its affiliates or officers of the Company to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xii)	all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xiii)	the allocated costs incurred by the Adviser and its affiliates in providing managerial assistance to those portfolio companies that request it;

(xiv)	all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xv)	investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors, to the extent properly borne by the Company), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Adviser or its affiliates reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses);

(xvi)	transfer agent, dividend agent and custodial fees;

(xvii)	fees and expenses associated with marketing efforts;

(xviii)	any applicable federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xix)	Independent Directors’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent directors;

(xx)	costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including costs of outsourced compliance and chief compliance officer services, registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

(xxi)	all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Adviser or its affiliates in connection with such provision of services thereby);

(xxii)	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs) and the costs of any stockholder or director meetings;

(xxiii)	proxy voting expenses;

(xxiv)	costs associated with an Exchange Listing (if any);

(xxv)	costs of registration rights granted to certain investors;

(xxvi)	any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxvii)	all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

(xxviii)	all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Adviser and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxix)	the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;

(xxx)	costs associated with individual or group stockholders, including stockholder services;

(xxxi)	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

(xxxii)	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

(xxxiii)	all fees, costs and expenses of winding up and liquidating the Company’s assets;

(xxxiv)	extraordinary expenses (such as litigation or indemnification);

(xxxv)	all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings including costs of outsourced compliance and chief compliance officer services; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, Treasury International Capital Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act and Report of Foreign Bank and Financial Accounts reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to Freedom of Information Act requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;

(xxxvi)	costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

(xxxvii)	costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and

(xxxviii)	all other fees, costs, and expenses that are specific to the operations of the Company.

From time to time, the Adviser may pay third-party providers of goods or services. We will reimburse the Adviser thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our stockholders.

We have had limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Capital Resources and Borrowings

We anticipate further cash to be generated from proceeds of Subsequent Closings in respect of Private Offerings (as defined below) and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter in offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Private Offerings and Liquidity Events

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s NAV per share. The Company reserves the right to issue shares of Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing (as defined below). The Company may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act. In the Company’s perpetual-life structure, it intends, subject to the Adviser’s (as defined below) commercially reasonable judgment and the Board’s sole discretion, to offer to repurchase its stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date (as defined herein), but it is not obligated to offer to repurchase Common Stock in any quarter in its discretion. Quarterly repurchases will be limited to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to the Company’s available cash, compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. See “Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters – Discretionary Repurchase Program.” The Company believes that its perpetual nature will enable it to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds.

We have conducted and expect to conduct private offerings (“Private Offerings”) of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. Common Stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of Common Stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D.

The Company seeks to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”) at which the Company will accept funds from investors in connection with such investors’ purchases of shares of Common Stock (the first such Closing the “Initial Closing” and each subsequent closing a “Subsequent Closing”). The Initial Closing occurred on January 19, 2024 (the date of the Initial Closing, the “Initial Closing Date”). Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion). To be accepted, an investor’s subscription request including the full subscription amount (a “Subscription Amount”) must be received in accordance with the provisions of the Subscription Agreement at least five business days prior to its respective Closing (unless waived by the Company).

Any stockholder that seeks to purchase additional Common Stock will be required to enter into an additional short form Subscription Agreement with the Company (each such agreement, a “Short Form Subscription Agreement”). For the avoidance of doubt, to be accepted, a stockholder’s Short Form Subscription Agreement including the full additional Subscription Amount must be received in accordance with the provisions of the Short Form Subscription Agreement at least five business days prior to its respective Closing (unless waived by the Company).

The minimum initial Subscription Amount is $5,000,000 and the minimum subsequent Subscription Amount is $100,000. The minimum initial Subscription Amount and the minimum subsequent Subscription Amount may be waived by the Adviser in its discretion for reasons including, but not limited to, permitting investments by (a) employees of the Adviser and its affiliates and/or (b) other investors with whom the Adviser wishes to develop a relationship or whose investments are expected, over a reasonable period of time, to exceed the minimum initial investment requirement. The minimum subsequent Subscription Amount does not apply to purchases made under our distribution reinvestment plan (“DRP”). See “Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Dividends.” The minimum initial Subscription Amount and subsequent Subscription Amount may be amended at any time at the discretion of the Board.

Each investor interested in subscribing for shares of Common Stock must complete the Subscription Agreement and return it to the party and at the address provided in the Subscription Agreement, prior to investing in the Company.

Notwithstanding the submission of a Subscription Agreement or Short Form Subscription Agreement, the Company can reject subscriptions, in whole or in part, for any reason. If for any reason the Company rejects an investor’s completed Subscription Agreement or Short Form Subscription Agreement, or if the Subscription Agreement or Short Form Subscription Agreement is canceled before it is accepted or withdrawn, the Company will return the Subscription Agreement or Short Form Subscription Agreement, as applicable, and any submitted funds, without interest or deduction.

The Board may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which is defined as including (1) IPO or Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser. The Company does not anticipate seeking stockholder approval to engage in a Liquidity Event, unless stockholder consent is required by applicable law. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.

Should the Board determine to cause the Company to conduct a Liquidity Event, each stockholder will be required to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate a Liquidity Event, it being understood that the Company may, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of any stockholders, make modifications to the Company’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the stockholders are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Company’s Private Placement Memorandum.

Risks of a Liquidity Event include the risk that the composition of the Board may change, the risk that the Company’s stockholders experience a reduction in percentage ownership and voting power in any resulting entity, the risk that the anticipated benefits of any merger or other Liquidity Event are not realized by the resulting entity, and the risk that a Liquidity Event could trigger “change of control” provisions and other restrictions in certain Company contracts, including credit facilities, and the failure to obtain any required consents or waivers from counterparties could permit such counterparties to terminate, or otherwise increase their rights or Company obligations under, any such agreements.

Upon completion of any Liquidity Event, pre-existing stockholders may also be required to enter into a lock-up agreement with the underwriters of any Liquidity Event or otherwise for a period not to exceed 180 days (or such longer period as may be required or determined to be advisable by the underwriters of the IPO or otherwise based on prevailing market conditions and practice at the time).

Placement Agent Agreement

The Company is a party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”) pursuant to which the Placement Agent provides certain services in connection with the Private Offering. The Placement Agent is an affiliate of the Adviser. The Company will pay all expenses of the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

Regulation as a Private Business Development Company

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

The Company is subject to the reporting requirements of the Exchange Act, which includes annual and quarterly reporting requirements.

Governance

The Company is a corporation and, as such, is governed by a board of directors. The 1940 Act requires that a majority of the Company’s directors be Independent Directors. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

Ownership Restrictions

The Company does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3.0% of the voting stock of any investment company, invest more than 5.0% of the value of its total assets in the securities of one investment company or invest more than 10.0% of the value of its total assets in the securities of investment companies in the aggregate.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made , qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies any of the following:

o	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

o	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

o	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

●	Securities of any eligible portfolio company that the Company controls.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60.0% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

●	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, the Company generally must have at least 150% asset coverage for its debt after incurring any new indebtedness, meaning that the amount of our debt may not exceed two-thirds of the value of our assets. The sole initial stockholder approved a proposal to make the Company subject to a “senior security” asset coverage ratio of 150% on September 12, 2023.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. When investing in temporary investments, the Company will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills, in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies, or in securities of other RICs. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements.

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150.0% after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its stockholders or the repurchasing of such securities or shares unless it meets the 150.0% asset coverage ratio at the time of the distribution or repurchase. The Company may also borrow amounts up to 5.0% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the Common Stock (one share one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

As a BDC, the Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s and the Adviser’s personnel. The Company has also adopted a code of ethics which applies to, among others, the Company’s directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

The Company will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Other Considerations

As a BDC, the Company will not generally be able to issue and sell its Common Stock at a price below NAV per share. It may, however, issue and sell its Common Stock, at a price below the current NAV of the shares of Common Stock, or issue and sell warrants, options or rights to acquire such Common Stock, at a price below the current NAV of the shares of Common Stock if the Board determines that such sale is in the Company’s best interest and in the best interests of its stockholders, and its stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the board of directors, closely approximates the market value of such securities.

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Adviser and the Company expect to co-invest with Muzinich and its affiliates pursuant to an Order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to the Order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Muzinich funds that target similar assets. If an investment falls within the Board Criteria, Muzinich must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Muzinich funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting.

As a BDC, the Company expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

Valuation

The Company shall value its investments in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee in accordance with the Valuation Policy, subject to oversight by the Board. Investments for which market quotations are readily available may be priced by independent pricing services. The Company retains external, independent valuation firm(s) to provide data and valuation analyses on the Company’s portfolio companies.

As Valuation Designee, the Adviser will determine the Company’s NAV per share for each Closing as of the last day of each calendar quarter. The NAV per share of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of the Company’s Common Stock at any Closing, as the Company reserves the right to issue Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing.

Compliance Policies and Procedures

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. As a BDC, we are required to have filed a registration statement under the Exchange Act. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will have to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports will have to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management will in the future be required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, the Board has delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. This Policy is reviewed periodically by the Adviser and the Company’s directors who are not “interested persons” and, accordingly, is subject to change.

Introduction

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act in the Company’s best interests. As part of this duty, having accepted responsibility to vote proxies for and respond to consent solicitations regarding Company portfolio holdings, the Adviser recognizes that it must act in these regards in a timely manner, free of conflicts of interest, and in the Company’s best interests.

Process and Procedures

The Adviser votes proxies relating to the Company’s portfolio securities in the best interest of the Company’s stockholders, taking into account such factors as it deems relevant, in its sole good-faith discretion. The Adviser reviews, on a case-by-case basis, each proxy or consent solicitation received to determine its impact on the pertinent portfolio interests held by the Company. In most cases the Adviser will vote in favor of proposals that the Adviser believes are likely to increase the value of these interests. Although the Adviser generally votes against proposals that may have a negative impact on any of the Company’s portfolio holdings, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by the Adviser’s senior Investment Team members. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that anyone involved in the decision-making process disclose to the Company’s Chief Compliance Officer any personal potential conflict of interest that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Personnel involved in the decision-making or vote administration process are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, the Adviser discloses such conflicts to the Company, including the Company’s independent directors, and may request guidance from the Company on how to vote such proxies.

ESG-related proxy proposals are considered on a case by case basis. The Adviser may seek to engage, on a reasonable efforts basis, with an underlying investment or potential underlying investment in order to address material ESG factors identified during the due diligence process. Further details of the Adviser’s approach to engagement can be found in the Responsible Investment Policy (a copy of which is available at www.muzinich.com).

Proxy Voting Records

Company stockholders may obtain information without charge about how the Adviser voted proxies by making a written request for proxy voting information addressed to: Muzinich Direct Lending Adviser, LLC, 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations.

Privacy Principles

As a BDC and its registered investment adviser, each of the Company and the Adviser, respectively, has adopted policies and procedures to protect the “nonpublic personal information” (“NPI”) of investors. Each of the Company and the Adviser takes seriously its responsibility to maintain the confidentiality of investor information.

Information We Collect

In the course of its capital raising, asset management and related operational activities, each of the Company and the Adviser gains access to non-public personal information about investors in the Company, such as from the following sources:

●	Information we receive from you directly, from a consultant or other professional having a relationship with you, and/or from due diligence documents, subscription documents and/or correspondence we receive in connection with processing your transactions or providing services to you; and

●	Information that you submit to, or which reflects your use of, our website or online services and/or that of our affiliates.

Such information may include personal financial and account information, and data or analyses derived from such non-public personal information (collectively referred to as “Confidential Investor Information”).

How We Use Information

We may use Confidential Investor Information to service your account, or to send you annual reports, proxy statements or other information required by law, or for other purposes as permitted by applicable law.

Information We Disclose

The Company and the Adviser do not share Confidential Investor Information with any unaffiliated third parties, except in the following circumstances or as may otherwise be permitted or required by law:

●	As necessary to provide the service that the investor requested or authorized, or to maintain and service the investor’s account. The Company and/or the Adviser will require that any financial intermediary, agent or sub-contractor utilized by the Company and/or the Adviser (such as brokers or fund administrators) comply with substantially similar standards for non-disclosure and protection of Confidential Investor Information and use the information provided by the Company and/or the Adviser only for the performance of the specific service requested by the Company and/or the Adviser.

●	As required by regulatory authorities or law enforcement officials who have jurisdiction over the Company and/or the Adviser, or as otherwise required or permitted by any applicable law. In the event the Company and/or the Adviser is compelled to disclose Confidential Investor Information, the Company and/or the Adviser, if permitted by law, may provide prompt notice to the affected investors, so that the investors may have the opportunity to seek a protective order or other appropriate remedy. If no protective order or other appropriate remedy is obtained and the Company and/or the Adviser is compelled to disclose Confidential Investor Information, the Company and/or the Adviser shall disclose only such information, and only in such detail, to the extent legally required as determined in its reasonable judgment.

●	To the extent reasonably necessary to prevent fraud, unauthorized transactions or liability.

The Company and the Adviser restrict access to Confidential Client Information to those personnel who need to know such information to provide services to clients.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other reports as we determine to be appropriate or as may be required by law. We are required to comply with all reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K (or corresponding information furnished under Item 9.01 or included in a furnished exhibit), or other information “furnished” to the SEC. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations”, the legislative history of the Code, current administrative interpretations and practices of the IRS (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

Upon closing of the initial offering, we will be a BDC under the 1940 Act. We intend to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and capital gains in excess of capital losses recognized, but not distributed, in preceding calendar years (the “Excise Tax Avoidance Requirement”). We will not be subject to the U.S. federal excise tax on amounts on which we are required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such original issue discount or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or subject us to the 4% U.S. federal excise tax.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that requalify as a RIC no later than the second taxable year following the non-qualifying taxable year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the 5-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.

Failure to Qualify as a RIC

If we failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we failed to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. We would not be able to deduct distributions to our stockholders, nor would distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders that are corporations for U.S. federal income tax purposes would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that requalify as a RIC no later than the second taxable year following the non-qualifying taxable year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the 5-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.

Our Investments — General

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Gain or loss recognized by us from warrants or other securities acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long we held a particular warrant or security.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Requirements.

We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each taxable year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market our shares in a PFIC at the end of each taxable year (as well as certain other dates prescribed in the Code); in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement. See “Item 1. Business—Taxation as a RIC.”

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Item 1A. Risk Factors

An investment in our Common Stock involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Form 10-K. If any of the circumstances described in any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the price per share of our common stock could decline significantly, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company and have no operating history.

We were formed in July 2023. As a result of a lack of operating history, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. The results of any other funds or accounts managed by our Adviser or any of its affiliates, which have or have had an investment program which is similar to, or different from, our investment program may not be indicative of the results that we may achieve. We have and expect to have a different investment portfolio and expect to employ different investment strategies and techniques from such other funds and accounts. Accordingly, our results may differ from and are independent of the results obtained by such other funds and accounts.

We anticipate that it could take some time to invest the capital we expect to raise at the Initial Closing and/or Subsequent Closings due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable private credit investments. During the start-up period, we may invest a greater amount of our assets from time to time in temporary investments, such as cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, including BSLs and CLOs, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, to comply with the RIC diversification requirements. These investments are expected to earn yields substantially lower than the interest, dividend or other income that we seek to receive from suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested. We will pay a Base Management Fee to our Adviser throughout this interim period irrespective of our performance. If the Base Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

Muzinich’s personnel available to the Adviser through the Resource Sharing Agreement have limited experience managing a BDC.

Although Muzinich and its investment team are experienced in managing portfolios of assets in which we expect to invest, they have limited experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage a BDC may differ from those previously employed by Muzinich and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or other entities or companies that Muzinich’s investment team or Muzinich advised in the past, and we caution you that our investment returns could be substantially lower than the returns achieved by other clients of Muzinich.

Our day-to-day investment operations will be managed by the Adviser. Pursuant to its Resource Sharing Agreement with Muzinich & Co., Inc., our Adviser will have access to Muzinich’s team of experienced investment professionals. Our Adviser may hire additional investment professionals to provide services to us, based upon its needs.

Under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets in securities of qualifying U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. Muzinich and its investment team have limited experience in managing this type of portfolio, which may hinder the Adviser’s ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, subject to the Diversification Tests in Subchapter M of the Code.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as non-diversified, within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified company and may do so for an extended period of time.

We are subject to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company required to register under the 1940 Act.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets in securities of qualifying assets. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Our Adviser believes that most of our portfolio company investments will constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and may not be able to take advantage of attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, which could result in the dilution of our position.

In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

These constraints, along with the U.S. federal income tax requirements discussed below, may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

●	The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the 1940 Act, and we expect to be subject to certain financial covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

●	The 90% Income Test requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC tax status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

We are dependent upon management personnel of Muzinich, and Muzinich’s ability to attract and retain talented personnel, for our future success.

Pursuant to the Resource Sharing Agreement between our Adviser and Muzinich, Muzinich provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Advisory Agreement. Accordingly, we depend on the experience, diligence, skill and network of business contacts of Muzinich and its investment team. Muzinich’s investment team, together with other investment professionals that our Adviser may retain in the future, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success may significantly depend on the continued service and coordination of Muzinich’s senior investment professionals. If Muzinich was to lose the services of these individuals, our Adviser’s ability to service us could be adversely affected and could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that our Adviser will remain our investment adviser or that we will continue to have access to Muzinich or its investment professionals. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; the termination of the Resource Sharing Agreement may have a material adverse consequence on the Company’s operations.

Additionally, our ability to achieve our investment objective will depend on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. To accomplish this on a cost-effective basis, our Adviser must provide competent, attentive and efficient services to us. Our officers and the investment professionals of our Adviser have substantial responsibilities in connection with their roles at Muzinich and with respect to other clients of Muzinich, as well as with respect to the Adviser’s responsibilities under the Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, could be substantial and may slow the rate of investment. Therefore, in order to grow, our Adviser (and its affiliates) may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our ability to grow requires that Muzinich attracts and retains new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including other investment advisers and/or financial services companies, with which Muzinich competes for experienced personnel have greater resources than it has.

Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

Our Adviser and its affiliates, officers, investment professionals and employees serve or may serve as investment advisers, officers, directors or principals of entities or private funds that operate in the same or a related line of business as us and/or of private funds managed by our Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or private funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. Moreover, our Adviser has entered into a Resource Sharing Agreement with Muzinich whereby Muzinich provides our Adviser with the resources — including the relevant individuals — necessary to fulfill its obligations under the Advisory Agreement. Although the Adviser and these individuals will devote as much time to the management of our investments as they deem appropriate to perform their duties in accordance with the Advisory Agreement and in accordance with reasonable commercial standards, the investment professionals of the Adviser may have conflicts in allocating their time and services among us and those entities or private funds. Our Adviser and its affiliates are not restricted from managing and/or forming additional funds, from entering into investment advisory relationships or from engaging in certain other business activities, even though such activities may involve substantial time and resources of our Adviser and its professional staff. These activities may be viewed as creating a conflict of interest.

In addition, we note that any investment vehicle and/or other account managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Furthermore, pursuant to the Resource Sharing Arrangement, our Adviser relies upon Muzinich to provide it with resources so as to enable it to fulfill its obligations under the Advisory Agreement. As a result of the foregoing, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates, if, for example, the Adviser determines, in its discretion, that an investment is not appropriate for the Company. In any such case, if our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only pursuant to the terms and conditions set forth in the Order.

Our ability to grow depends on our ability to raise sufficient capital.

We will need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital, which could result in us being unable to structure our investment portfolio as anticipated. The returns achieved on these investments may also be reduced as a result of allocating our expenses over a smaller asset base.

We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or general market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, difficulty raising capital on favorable terms may arise due to circumstances that are beyond our control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a general economic downturn or any potential operational problem that affects us or our third-party service providers, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, under specified conditions, we will be permitted to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board’s assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Furthermore, additional equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Common Stock at a price per Share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. We cannot assure you that we will be able to obtain lines of credit, issue additional securities or otherwise raise additional capital at all or on terms acceptable to us.

We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.

We may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of our investment strategy. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make Common Stock dividend payments. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. There can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Additionally, the use of leverage may increase the Company’s expenses, including advisory fees paid to the Adviser, and create certain potential conflicts of interest (including incentivizing the Adviser to utilize leverage to increase advisory fees).

Furthermore, any credit agreement or other debt financing agreement into which we may enter may impose financial and operating covenants that restrict our investment activities, remedies on default and similar matters.

Lastly, we may be unable to obtain our desired leverage, which would, in turn, affect your return on investment.

We operate in a highly competitive market for investment opportunities.

The activity of identifying and completing the types of investment opportunities targeted by our Adviser is highly competitive and involves a significant degree of uncertainty. A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code will impose on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time. Moreover, it is possible that competition for appropriate investment opportunities may increase, thus further reducing the number of opportunities available to us.

We do not seek to compete primarily based on the interest rates we offer, and our Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we seek to differentiate ourselves from our competitors based on our reputation in the market, existing investment platform, the seasoned investment professionals of our Adviser, our experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and relationships and flexible transaction structuring. We may, however, lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms and structure, on the other hand, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

Furthermore, our business model depends to a significant extent upon strong referral relationships to generate investment opportunities. We depend upon Muzinich to maintain its relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Muzinich fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Muzinich has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Even if the value of your investment declines, the Base Management Fee will still be payable.

Even if the value of your investment declines, the Base Management Fee will still be payable. The Base Management Fee is calculated as a percentage of average net assets calculated based on our net assets at the end of each of the two most recently completed calendar quarters (excluding uninvested cash and cash equivalents, which are defined for these purposes as U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company). Accordingly, the Base Management Fee is payable regardless of whether the value of our net assets and/or your investment has decreased.

In addition, the Incentive Fee payable by us to our Adviser may create an incentive for our Adviser to incur leverage or to make certain investments that are riskier or more speculative than those that might have been made in the absence of such a compensation arrangement. Our Adviser receives the Incentive Fee based on the return of our investment portfolio. As a result, our Adviser may have an incentive to invest in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Certain investors will be limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section (3)(c)(1) or Section 3(c)(7) of the 1940 Act generally are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, certain investors may be precluded from acquiring additional Common Stock, at a time that they might desire to do so.

Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

Upon the Initial Closing, we expect certain Stockholders to own a significant portion of our Common Stock. Therefore, these entities may be able to exert influence over our management and policies and may have significant voting influence on votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our Stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of us and might ultimately affect the market price of our Common Stock, should a market for our Common Stock develop.

We may determine to fund a portion of our investments in the future with preferred stock, which would increase our risk profile and magnify the potential for gain or loss.

Preferred stock, which is a form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, subject to the restrictions under the 1940 Act.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval, subject to the restrictions under the 1940 Act. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our Common Stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Our Adviser can resign on 60 days’ notice, and the Resource Sharing Agreement may be terminated on 60 days’ notice. We may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If our Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions (including dividends on our preferred stock, if any) are likely to be adversely affected, and the market price of our Common Stock may decline. Moreover, pursuant to the Resource Sharing Agreement, Muzinich provides the Adviser with experienced investment professionals and services so as to enable our Adviser to fulfill its obligations under the Advisory Agreement, and such Resource Sharing Agreement may itself be terminated on 60 days’ notice. If Muzinich were to so terminate the Resource Sharing Agreement, our Adviser may be required to seek to find an alternate means of fulfilling its obligations under the Advisory Agreement, or to resign.

Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Advisory Agreement.

Pursuant to the Advisory Agreement, our Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser will not be liable to us for their acts under the Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions with our affiliates will be restricted.

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

We expect to co-invest on a concurrent basis with accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. If our Adviser decides not to proceed with an investment on our behalf, then the diligence expenses and related costs will be allocated between us and the other applicable entities. In certain circumstances, negotiated co-investments may only be made pursuant to the terms and conditions set forth in the Order.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.

Our Board may not adopt a share repurchase program, and if such program is adopted, our Board may amend or suspend the share repurchase program at any time in its discretion. Stockholders may not be able to sell their Common Stock on a timely basis in the event our Board amends, suspends, or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify stockholders of such developments in our quarterly reports or other filings. If less than the full amount of shares of Common Stock requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of shares of Common Stock being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the Common Stock being repurchased will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell its shares of Common Stock to us as part of our periodic share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our Common Stock will be on the repurchase date.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the credit sector, or market volatility could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

In addition, stockholders may seek to repurchase some or all of the shares of our Common Stock that they hold. Any such repurchase request can result in a significant volume of repurchase requests in a given period, which can exceed the amount we offer to repurchase each quarter under our share repurchase program, and can result in less than the full amount of repurchase requests being satisfied in such period (including relative to our quarterly repurchase target amount).

Our investments in third-party CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

We may invest in third-party CLOs. When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche).

As a BDC, we may not acquire CLOs unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” CLOs that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these events occur, it could materially and adversely affect our operating results and cash flows.

In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in certain CLO interests will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes between the CLO and its investors or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to any CLO interests is less than the price we paid for those investments.

Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the types of CLOs we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLOs that we hold to be reduced, either temporarily or permanently.

The accounting and tax implications of investments in CLO securities are complicated. In particular, reported earnings from the equity tranche investments of these CLOs are recorded under generally accepted accounting principles based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO that ends within the Company’s fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

Any interests we acquire in CLOs will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLOs are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLOs in which we may invest. Although a secondary market may exist for our investments in CLOs, the market for our investments in CLOs may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO held by us will be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests based on interest coverage or other financial ratios or other criteria may restrict the CLO’s ability to pay us as holder of a CLO’s debt and/or equity interests. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We may invest in assets or make borrowings denominated in foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.

Certain provisions of our Organizational Documents, the Delaware General Corporation Law (“DGCL”) as well as other aspects of our structure could deter takeover attempts.

Our Organizational Documents as well as the DGCL contain certain provisions that may have the effect of discouraging a third-party from making an acquisition proposal for us.

In addition, we will have, at any point in time in which our Common Stock is registered under Section 12(b) or Section 12(g) of the Exchange Act, provisions comparable to those of Section 203 of the DGCL (other than with respect to the Adviser and its affiliates and certain of its or their respective direct or indirect transferees and any group as to which such persons are a party). These provisions generally will prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board and 66 2/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give Stockholders the opportunity to realize a premium over the market price for the Common Stock. In addition, certain aspects of our structure may have the effect of discouraging a third party from making an acquisition proposal for us.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers, and the instruments that they utilize (including, without limitation, derivative instruments) is continuously evolving.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Our business is subject to regulatory risks of ESG investing.

Legal and regulatory changes could occur that may adversely affect the Company at any time with respect to ESG investing. The legal and regulatory environment for BDCs and other vehicles that invest according to ESG criteria is evolving, and changes in the regulation and market perception of ESG criteria, including changes to existing laws and regulations and increased criticism of ESG by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Company to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Company. In recent years, increase in the capital allocated to ESG investment strategies have led to increased governmental scrutiny of ESG investing, and certain legislation and regulation proposing greater regulation of ESG investing periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to the Company, the Adviser, their respective affiliates, the markets in which they trade and invest, the stockholders or the counterparties with which they do business, or what effect such legislation or regulations might have. There can be no assurance that the Company, the Adviser or their respective affiliates will be able, to comply with future laws and regulations, and any regulations that impose additional requirements on ESG investing could have a material adverse impact on the Company or its portfolio. To the extent that the Company becomes subject to additional ESG regulations by various agencies in the United States or non-U.S. jurisdictions, the costs of compliance will be borne by the Company.

In May 2022, the SEC proposed a rule that would require BDCs, registered investment companies, and investment advisers to conform their disclosure of ESG investment practices to certain requirements. If adopted as proposed, BDCs that make ESG investments would be subject to specific disclosure requirements, including: (i) expressly requiring specific ESG-related disclosures in fund offering documents, annual reports and investment adviser regulatory filings (where applicable); (ii) classifying funds across a spectrum of ESG investment strategies: “integration,” “ESG focused,” and “impact”, with varying levels of regulatory obligations; (iii) implementing a standardized approach for certain types of ESG funds to disclose their ESG investing processes; and (iv) requiring disclosure on greenhouse gas (GHG) emissions metrics for certain types of ESG funds. The proposed rule would require funds that consider ESG factors in their investment process to disclose additional information in registration statements and the management’s discussion of fund performance section of annual reports. The disclosure requirements would vary depending upon whether a fund is categorized as an “integration fund,” an “ESG-focused fund” or an “impact fund.” The proposed rule also contains guidance related to fund and adviser compliance policies, as well as marketing materials, in the ESG context. Collectively, these proposed requirements, if adopted, may impose additional costs of compliance on the Company, or limit the Company’s ability to invest according to its ESG criteria.

Our Board has the authority to modify or waive certain of our operating policies and strategies, including in connection with changes to ESG regulations, without prior notice and without stockholder approval, subject to the restrictions under the 1940 Act. We cannot predict the effect any changes to ESG regulations would have on our current operating policies and strategies. Nevertheless, the effects may adversely affect our business and impact our investment returns.

CFTC rulemaking may have a negative impact on us and our Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Although such transactions are not principal investments of the Company, engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited to our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed 5% of the liquidation value of our portfolio, taking into account unrealized profits and unrealized losses on any contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Our use of derivatives may also be limited by the requirements of the Code, for qualification as a RIC for U.S. federal income tax purposes. In the event that our Adviser is required to register as a CPO, our disclosure and operations would need to comply with all applicable CFTC regulations. Compliance with these additional registration and regulatory requirements would increase operational expenses. Other potentially adverse regulatory initiatives could also develop.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

We may invest through various joint ventures.

From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under oversight of our Board. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Force Majeure events may adversely affect our operations.

We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

Risks Related to Our Portfolio Company Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we take a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to rising interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their stockholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to stockholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to stockholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. Non-U.S. companies may be subject to different accounting, auditing and financial reporting standards and requirements than those that are applicable to U.S. companies.

Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in herein, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

The Company may acquire loans through assignments or participations. The Company will typically acquire loans in secondary market transactions through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances.

In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company will not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Company expected when initially purchasing the participation.

The Company also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

●	Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

●	Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

●	Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.

●	Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

●	Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

●	We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Mezzanine Loans. Our mezzanine debt securities generally will have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.

Restructurings. Investments in companies in workouts or bankruptcies present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including:

●	such companies may have limited financial resources, shorter operating histories, narrower product lines, smaller market shares than larger companies and tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	such companies may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	such companies may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We will incur credit risk when we loan money or commit to loan money to a portfolio company.

We will be exposed to credit risk, which is the risk that the value of our investments may change in response to the credit ratings of our portfolio securities or other instruments. The quality of our portfolio will have a significant impact on our earnings. Credit risk is a component part of our valuation of our secured floating rate loans and other investments we may purchase. Generally, investment risk and price volatility increase as a security or instrument’s credit rating declines. Increased delinquencies and default rates would impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations. High yield bonds, loans and other types of high yield debt securities or other instruments have greater credit risk than higher quality debt securities or other instruments because the companies that issue them are not as financially strong as companies with investment grade ratings and may be highly leveraged.

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined by the Adviser in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by the Adviser under procedures adopted by our Board. Our Board is expected to utilize the services of independent third-party valuation firms in periodically verifying the fair value of any securities. Investment professionals from our Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Adviser in our valuation process could result in a conflict of interest, since the Base Management Fee is based in part on our net assets (excluding uninvested cash and cash equivalents, which are defined for these purposes as U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) and also because our Adviser is receiving a performance-based Incentive Fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, the value of our investments may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information. Therefore, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our Common Stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. The risks of investing in us may be intensified because we may invest in a limited number of portfolio companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Our portfolio is subject to risks related to ESG investment.

The Company considers sustainability and/or ESG criteria in its investment process, and so may exclude, limit or enhance its exposure to companies, industries or sectors based on the extent to which they meet the Company’s sustainability and/or ESG criteria. This process may result in the Company not investing in, and/or selling certain securities when it might otherwise be beneficial to do so. The use of sustainability and/or ESG criteria in the investment process may impact the Company’s investment performance which may differ from other funds that do not apply sustainability and/or ESG criteria or do so differently. Additionally, the Company’s sustainability and/or ESG criteria may differ from an investor’s own subjective views of sustainability and/or ESG. Therefore, the Company may hold investments which may differ from what an investor considers necessary to satisfy sustainability and/or ESG criteria.

Our Adviser’s ESG assessment may have a negative impact on our investments.

In evaluating an investment based on ESG criteria, the Adviser uses its own methodologies. The Adviser may depend upon publicly available information and data, which may be incomplete, inaccurate, inconsistent or unavailable. Therefore, there is a risk that the Adviser may incorrectly assess an investment. There is also a risk that the Adviser may not apply the relevant ESG criteria correctly or that the Company may gain limited exposure to investments which may not be consistent with the relevant ESG criteria used by the Company.

Our portfolio is subject to ESG sustainability risk.

Sustainability risk means an ESG event or condition, that, if it occurs, could cause an actual or a potential material negative impact on the value of one or more of the Company’s investments. Sustainability risks can either represent a risk of their own or have an impact on other risks and may contribute significantly to other risks, such as market risks, operational risks, liquidity risks or counterparty risks. Sustainability risks may have an impact on long-term risk adjusted returns for stockholders. Assessment of sustainability risks is complex and may be based on ESG data, which is difficult to obtain and incomplete, estimated, outdated or otherwise materially inaccurate. Even when identified, there can be no guarantee that the assessment of this data will produce relevant conclusions.

Loan prepayments may affect our ability to invest and reinvest available funds in appropriate investments.

Loans may be prepayable, in whole or in part, at any time at the option of the obligor thereof at par plus accrued unpaid interest and prepayment premiums or breakage fees, if any. Prepayments on loans may be caused by a variety of factors and are difficult to predict. Consequently, there exists a risk that loans purchased at a price greater than par may experience a capital loss as a result of such a prepayment. In addition, principal proceeds and prepayment premiums or breakage fees, if any, received upon any prepayment are subject to reinvestment risk, and if market spreads have decreased, the interest proceeds that we will earn from reinvestment may be less.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity.

We offer to make available managerial assistance to our portfolio companies. However, when we make debt or minority equity investments, we are often subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

We and our Adviser could be the target of litigation or regulatory investigations.

We as well as our Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and our Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our Adviser will be subject to the provisions of the Advisers Act. We and our Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.

Our Adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of our Adviser to manage us, are often impossible to anticipate. Our Adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our Adviser.

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by our Adviser, its affiliates, or any of our officers, be borne by us and would reduce our net assets. Our Adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

●	increase or maintain in whole or in part our equity ownership percentage;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of our investment.

We will have the discretion to make follow-on investments, subject to potential contractual limitations or the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or compliance with other requirements to maintain our status as a RIC.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be more susceptible to economic downturns or recessions than more established companies and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, accelerate the time when loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our debt investments may be risky and we could lose all or part of our investment.

The debt in which we invest is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s, lower than “BBB-” by Fitch or by S&P). Such investments are generally referred to as “junk bonds,” “high yield” or “leveraged loans.” Securities in these lower rating categories (or unrated securities but deemed to be of comparable quality) are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be speculative with respect to the issuer’s ability to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. High yield securities are generally more volatile and may or may not be subordinated to certain other outstanding securities and obligations of the issuer, which may be secured by substantially all of the issuer’s assets. High yield securities may also not be protected by financial covenants or limitations on additional indebtedness. We also may invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

By originating loans to companies that are experiencing, or that after investment experience, significant financial or business difficulties, we may be exposed to distressed lending risks.

Although not part of our principal investment strategies, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. During an economic downturn or a period of rising interest rates, such companies may experience stress that would adversely affect their ability to service their principal and interest payment obligations, to meet their projected business goals or to obtain additional financing. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Second priority liens on collateral securing debt investments that we may make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we may make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. A bankruptcy filing of a portfolio company may adversely and permanently affect the market position and operations of the company. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in a financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

We may participate on committees formed by creditors to negotiate with debtors with respect to restructuring issues. There can be no assurance that our participation would yield favorable results, and such participation may subject us to additional duties, and trading restrictions. We may also receive illiquid securities in connection with a workout or bankruptcy proceeding.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act.

We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially and adversely affected.

We will have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of the capital raising. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in portfolio companies, are used to pay operating expenses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser under procedures adopted by our Board. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate or revise our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

Our portfolio companies may be highly leveraged.

Borrowings by our portfolio companies are not subject to the limitations on borrowings set forth in the 1940 Act. Accordingly, some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Adviser or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Pursuant to our investment strategy, we may make investments in securities of non-U.S. companies, including companies located in emerging market countries, to the extent permissible under the 1940 Act. Such non-U.S. investments would not be considered eligible investments or qualifying assets, as defined under Section 55(a) of the 1940 Act and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. The legal remedies for investors may be more limited than the remedies available in the United States. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in emerging market countries are greater than risks associated with investments in foreign developed companies.

From time to time, certain of the companies in which we expect to invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions, embargoes, and other restrictive actions against Russia. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from the conflict between Russia and Ukraine, as well as the recent conflict between Israel and Hamas could have a material adverse effect on business, financial condition, cash flows and results of operations and could cause the market value of our investments to decline.

Any investments we may make that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the effects of the monetary policies of the U.S., foreign governments, central banks or supranational entities, the level of short-term interest rates, differences in relative values of similar assets in different currencies, the imposition of currency controls, long-term opportunities for investment and capital appreciation and political developments. The economies of certain emerging market countries can be significantly affected by currency devaluations. We may, but are not required to, employ hedging techniques to attempt to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may invest in instruments with a deferred interest feature.

We may invest in instruments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or zero coupon securities). The risks presented by investments in PIK securities may include, but are not limited to, that (i) higher interest rates on PIK securities reflect the payment deferral and increased credit risk associated with such instruments and that such investments generally represent a significantly higher credit risk than coupon loans; (ii) even if accounting conditions were met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation; (iii) such securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; and (iv) PIK interest has the effect of generating investment income and increasing the Incentive Fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Further, market prices of original issue discount (“OID”) instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. The Company may be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from offering proceeds or the sale of Company assets. The required recognition of OID, including PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options, credit default, interest rate and currency swaps, as well as options thereon, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Credit default swaps carry specific risks including, but not limited to, high levels of leverage, the possibility that premiums are paid for credit default swaps which expire worthless, wide bid/offer spreads and documentation risks. The use of hedging instruments may also entail counterparty risk and may involve commissions or other transaction costs.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Currency hedging involves risks, including counterparty risk, illiquidity and, to the extent the view as to certain market movements is incorrect, the risk that the use of hedging could result in losses greater than if they had not been used. In addition, in certain countries in which we may invest, currency hedging opportunities may not be available. The use of currency transactions can result in us incurring losses because of the imposition of exchange controls, suspension of settlements or the inability of us to deliver or receive a specified currency.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We may invest in derivatives or other assets that expose us to certain risks, including markets risk, liquidity risk, and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

We may default under our credit facilities.

In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to stockholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Risks Relating to the Offering and Ownership of Our Common Stock

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Investors in closings after the Initial Closing could receive fewer shares of Common Stock than anticipated.

The purchase price per share of our Common Stock in connection with any closing after the Initial Closing will be greater than or equal to our then-calculated NAV per share as of the close of the last quarter preceding the applicable closing date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and offering expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 under the 1940 Act (which generally prohibits the Company from issuing shares of Common Stock at a price below the then-current NAV of the shares of Common Stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). As a result, the purchase price for shares of Common Stock purchased in connection with any Closing after the Initial Closing may be higher than the previously disclosed NAV per share or price per share, and therefore an investor may receive fewer shares of Common Stock than if it had purchased shares of Common Stock in connection with a prior Closing.

Our Common Stock will be subject to significant transfer restrictions, and an investment in our Common Stock generally will be illiquid.

Each investor in our Common Stock must be prepared to bear the economic risk of an investment in our Common Stock for an indefinite period. Shares of our Common Stock are subject to the restrictions on transfer described herein and as set forth in our Organizational Documents. In addition, an investment in our Common Stock is not freely transferable under the securities laws. Further, purchasers of shares of our Common Stock prior to any IPO and/or Exchange Listing (including purchasers in the Initial Closing) will not be permitted to transfer their shares of Common Stock without our prior written consent until a date to be established by us following our IPO and/or Exchange Listing. If an IPO and/or Exchange Listing does not occur, our common stockholders will be prohibited from transferring their shares of Common Stock without our prior written consent.

We have no obligation to conduct an IPO and/or Exchange Listing and can offer no assurances as to whether or when we may conduct an IPO and/or Exchange Listing. Further, pre-Exchange Listing stockholders are not expected to be able to sell their Common Stock until some time after our Exchange Listing. Even if we consummate an IPO and/or Exchange Listing, we can offer no assurances as to the price our shares of Common Stock will be offered in our IPO and/or Exchange Listing, and they could be sold below the price of this Private Offering.

Our Common Stock has not been registered under the Securities Act and, therefore, under the securities laws, cannot be sold unless such Common Stock is subsequently registered under the Securities Act or an exemption from such registration is available. Shares of our Common Stock are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our Common Stock is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their Common Stock.

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. During the wind down, we may begin liquidating all or a portion of our portfolio. During the wind-down period we may deviate from our investment strategy of investing in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. It is expected that stockholders will receive cash in any liquidating distribution. However, if on the date of termination and dissolution, we own instruments for which no market exists or instruments are trading at depressed prices, such instruments may be placed in a liquidating trust. Stockholders generally will realize capital gain or loss in an amount equal to the difference between the amount of cash or other property received (including any property deemed received by reason of its being placed in a liquidated trust) and the stockholder’s adjusted tax basis in our Common Stock for U.S. federal income tax purposes.

We will incur significant costs as a result of being subject to the Exchange Act.

Companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Accordingly, as a result of our Common Stock being registered under the Exchange Act, we will incur significant additional costs.

We may not be able to pay you distributions on our Common Stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under our credit agreements and other debt financing agreements, and such other factors as our Board may deem relevant from time to time. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our Common Stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to be subject to tax as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Beneficial owners of our equity securities may be subject to certain regulatory requirements and filing requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the 1940 Act. Control of us would also arise under the 1940 Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our Common Stock, including the repurchase by us of Common Stock from other stockholders. In the event you are or become a person that controls us, you and certain of your affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons.

A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations when we become a public reporting company under the Exchange Act. Ownership information for any person that beneficially owns more than 5% of our Common Stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide you with quarterly statements that state the amount of outstanding stock you own, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

You may be subject to the short-swing profits rules under the Exchange Act as a result of your investment in us.

In light of our Common Stock being registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of our Common Stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

Our stockholders may receive shares of our Common Stock as dividends, rather than cash, and because the distribution of our Common Stock will generally still be treated as a dividend for U.S. federal income tax purposes, this could result in adverse tax consequences to stockholders.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our Common Stock will generally be equal to the amount of cash that could have been received instead of our stock, even though most of the dividend was paid in shares of our Common Stock.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our Common Stock and our preferred stock collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our Common Stock are treated as regularly traded on an established securities market or (iii) shares of our Common Stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company for all taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Base Management Fee and Incentive Fee paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Subject to the discussion below, distributions of our investment company taxable income to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain over the RIC’s long-term capital loss for such taxable year), and certain other requirements are satisfied.

No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by us. In the case of common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend derived from qualified net interest income or qualified short-term capital gain. Also, because our Common Stock will be subject to significant transfer restrictions, and an investment in our Common Stock will generally be illiquid, non-U.S. stockholders whose distributions on our Common Stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of our Common Stock easily or quickly or at all.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. For example, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russia and Ukraine or Israel and Hamas, continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our Common Stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its Common Stock for less than the original purchase price.

General Risk Factors

The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved since this disruption, there have been periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If such adverse and volatile market conditions occur, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Common Stock at a price less than NAV per share without first obtaining approval for such issuance from our stockholders and our Independent Directors.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for us to borrow money or for us to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business.

During periods of volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, periods of volatility and disruption have caused in recent years, and in the future may cause, a negative effects on the valuations of BDCs’ investments and on the potential for liquidity events involving such investments. While most of our investments are not expected to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. The recent conflict between Russia and Ukraine, and the resulting sanctions, embargoes, and other restrictive actions against Russia, as well as the recent conflict between Israel and Hamas, have contributed to significant volatility, disruptions, and uncertainty, which could also lead to an economic downturn. An economic downturn could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. These events may limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.

Certain of the Company’s portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Company’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future realized or unrealized losses and therefore reduce the Company’s net assets resulting from operations.

Investing in our Common Stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. As a result, there is a risk that you may lose all or a portion of your money by investing in us. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our Common Stock not be suitable for investors with lower risk tolerance.

Environmental, Social, and Governance Risk.

The Company faces increasing public scrutiny related to ESG activities. The Company risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with stockholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business.

We are susceptible to cyber security risks that may result in financial losses or violations of privacy law.

We and our service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices that we and our service providers use to service our operations; or operational disruption or failures in the physical infrastructure or operating systems that support us and our service providers. Cyber-attacks against or security breakdowns of us or our service providers may adversely impact us and stockholders, potentially resulting in, among other things, financial losses; the inability to process transactions; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. We may incur additional costs for cyber security risk management and remediation purposes. In addition, cyber security risks may also impact the portfolio companies in which we invest, which may cause our investment to lose value. There can be no assurance that we or our service providers will not suffer losses relating to cyber-attacks or other information security breaches in the future.

We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Adviser’s cash will be held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer regarding the overall state of the cybersecurity programs of the Company’s Adviser, custodian, transfer agent and Administrator, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as of the Company’s Chief Financial Officer who serves as the Chief Information Security Officer of Muzinich. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 450 Park Avenue, New York, New York 10022. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock offered in Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offer our Common Stock only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of our Common Stock will be required to complete and deliver to us, prior to the acceptance of any order, a Subscription Agreement substantiating the purchaser’s investor status and including other limitations on resales and transfers of our Common Stock.

Purchasers of shares of our Common Stock will not be permitted to transfer their shares of Common Stock without our prior written consent. While we expect not to unreasonably withhold our prior written consent to transfers by our common stockholders, we may withhold our consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent we approve any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until our Common Stock were to become registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of shares of our Common Stock in violation of the foregoing provisions will be void, and any intended recipient of our Common Stock will acquire no rights in such shares and will not be treated as our stockholder for any purpose.

Holders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the holders of our Common Stock.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods.

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Item 1 Business — Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

In addition, we have adopted a DRP, pursuant to which we will reinvest all cash dividends and other distributions declared by the Board on behalf of our stockholders who do not elect to receive their dividends or other distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

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

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the Exchange Act.

Discretionary Repurchase Program

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock.

Under the share repurchase program, to the extent we offer to repurchase shares of Common Stock in any particular quarter, we expect to repurchase shares of Common Stock using a purchase price equal to the NAV per share as of the applicable Valuation Date (except in respect of any applicable Early Repurchase Deduction, as discussed below). If stockholders tender Common Stock in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Stock, the Company may repurchase such shares of Common Stock subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares of Common Stock repurchased. Shares of Common Stock repurchased will be treated as having been repurchased on a “first-in–first-out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining stockholders and will not be paid to the Adviser.

We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

●	repurchases resulting from death, qualifying disability or divorce;

●	in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $100,000 minimum account balance; or

●	due to trade or operational error.

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of Common Stock resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares of Common Stock held by such stockholder through a trust or an IRA or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the stockholder, the recipient of Common Stock through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder of the Company or (iii) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares of Common Stock (through the repurchase of Common Stock by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder, the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of Common Stock, the request to have the Common Stock repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.

Each stockholder may tender up to all of the shares of Common Stock owned by such stockholder. In the event the aggregated amount of shares of Common Stock tendered by all stockholders exceeds the repurchase offer amount, shares of Common Stock will be repurchased on a pro rata basis. With respect to any such repurchase offer, stockholders tendering shares of Common Stock must do so by a date specified in the notice describing the terms of the repurchase offer. All unsatisfied repurchase requests may be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase Common Stock, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase Common Stock pursuant to written tenders on such terms and conditions as may be determined by our Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our stockholders, would not be fair to the Company or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase Common Stock or that there will be sufficient funds available to accommodate all of our stockholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares of Common Stock that a stockholder requests to have repurchased. If we do not repurchase the full amount of a stockholder’s shares of Common Stock that have been requested to be repurchased, or we determine not to make repurchases of our shares of Common Stock, stockholders will likely not be able to dispose of their shares of Common Stock, even if we under-perform. Any periodic repurchase offers will be subject to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.

When the Board determines that the Company will repurchase Common Stock, notice will be provided to stockholders describing the terms of the offer, containing information stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will use the NAV as of the applicable Valuation Date, which will not be available until after the expiration of the applicable repurchase offer, so stockholders will not know the exact price of shares of Common Stock in the repurchase offer when such stockholder makes its decision whether to tender its shares of Common Stock.

Repurchases of shares of Common Stock from stockholders by the Company will be paid in cash within 65 days of the expiration of the applicable repurchase offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares of Common Stock from stockholders by the applicable repurchase offer deadline. The Company does not intend to impose any charges in connection with repurchases of shares of Common Stock other than as stated above.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Stock is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

In the event that any stockholder fails to maintain a minimum balance of $100,000 of our Common Stock, we may repurchase all of the Common Stock held by that stockholder at the repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.

Payment for repurchased shares of Common Stock may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares of Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich Corporate Lending Income Fund, Inc., and the “Adviser” refers to Muzinich Direct Lending Adviser, LLC, an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”).

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including the current conflicts between Russia and Ukraine and Israel and Hamas;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-K because we are an investment company.

Overview

The Company was formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2023, the Company did not have any capital commitments. As of December 31, 2023 the Company did not have any equity capital. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. The Adviser anticipates raising additional equity capital for investment purposes through subsequent closings (“Subsequent Closings”) in respect of the Company’s private offerings (“Private Offerings”) of its Common Stock.

Revenues

We expect to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

The Company will bear all other costs and expenses of its operations, administration and transactions, including, but not limited to, those relating to:

1.	investment advisory fees, including base management fees (“Base Management Fees”) and incentive fees (“Incentive Fees”), to the Adviser, pursuant to the investment advisory agreement between the Company and the Adviser (the “Advisory Agreement”);

2.	fees and expenses payable under the administration agreement between the Company and U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”) (the “Administration Agreement”); and

3.	all other expenses of the Company’s operations and transactions, including, without limitation, those relating to:

(i)	organization and offering expenses associated with our Private Offerings and offerings by any feeder vehicles (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries (if any)), expenses incurred in connection with the provision of administrative or similar services by participating intermediaries for their clients and reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;

(ii)	all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Adviser or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Adviser, with the oversight of the Board of Directors of the Company (the “Board”), where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses relating to the engagement of the Company’s chief compliance officer; fees, costs and expenses herein include (x) costs, expenses and fees for hours spent by in-house attorneys and tax advisors that provide transactional legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative and accounting services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company in connection with such services (including overhead related thereto), provided, in respect of (x) and (y), that such fees, costs, and expenses, (I) are specifically charged or specifically allocated or attributed by the Adviser, with the oversight of the Board, to the Company or its portfolio companies and (II) that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services;

(iii)	the cost of calculating the Company’s net asset value (“NAV”), including the cost of any third-party valuation services;

(iv)	the cost of effecting any sales and repurchases of the Common Stock and other securities;

(v)	fees and expenses payable under any placement agent agreements, if any;

(vi)	interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;

(vii)	all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

(viii)	costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

(ix)	costs of derivatives and hedging;

(x)	expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;

(xi)	expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses or an appropriate portion thereof) of employees of the Adviser or its affiliates or officers of the Company to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xii)	all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xiii)	the allocated costs incurred by the Adviser and its affiliates in providing managerial assistance to those portfolio companies that request it;

(xiv)	all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xv)	investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors, to the extent properly borne by the Company), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance (including costs of conducting and/or engaging third parties to conduct any AML and KYC verification checks in connection with any investment and/or prospective investment), loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Adviser or its affiliates reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses);

(xvi)	transfer agent, dividend agent and custodial fees;

(xvii)	fees and expenses associated with marketing efforts;

(xviii)	any applicable federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xix)	members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”) fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Directors;

(xx)	Costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority, Commodities Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including costs of outsourced compliance and chief compliance officer services, registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

(xxi)	all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Adviser or its affiliates in connection with such provision of services thereby);

(xxii)	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs) and the costs of any stockholder or director meetings;

(xxiii)	proxy voting expenses;

(xxiv)	costs associated with a listing of the Common Stock on a national securities exchange (if any);

(xxv)	costs of registration rights granted to certain investors;

(xxvi)	any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxvii)	all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

(xxviii)	all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Adviser and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxix)	the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;

(xxx)	costs associated with individual or group stockholders, including stockholder services;

(xxxi)	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

(xxxii)	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

(xxxiii)	all fees, costs and expenses of winding up and liquidating the Company’s assets;

(xxxiv)	extraordinary expenses (such as litigation or indemnification);

(xxxv)	all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings including costs of outsourced compliance and chief compliance officer services; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act of 1933, as amended (“Securities Act”), Treasury International Capital Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act and Report of Foreign Bank and Financial Accounts reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to Freedom of Information Act requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;

(xxxvi)	costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

(xxxvii)	costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and

(xxxviii)	all other fees, costs, and expenses that are specific to the operations of the Company.

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

We may also enter into a credit facility or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

Results of Operations

As of December 31, 2023, we had not commenced operations and have not made any investments.

Expenses

Operating expenses for the fiscal period ended December 31, 2023 was as follows:

For the year ended December 31, 2023
Offering expenses	$204,557
Organizational expenses	131,290
Other operating expenses	106,208
Total expenses	$442,055

Capital Resources and Borrowings

We anticipate further cash to be generated from proceeds of Subsequent Closings in respect of Private Offerings and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter in offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Regulation as a Private Business Development Company

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

The Company is subject to the reporting requirements of the Exchange Act, which includes annual and quarterly reporting requirements.

Governance

The Company is a corporation and, as such, is governed by a board of directors. The 1940 Act requires that a majority of the Company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

Ownership Restrictions

The Company does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3.0% of the voting stock of any investment company, invest more than 5.0% of the value of its total assets in the securities of one investment company or invest more than 10.0% of the value of its total assets in the securities of investment companies in the aggregate.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies any of the following:

o	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

o	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

o	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

●	Securities of any eligible portfolio company that the Company controls.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60.0% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

●	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, the Company generally must have at least 150% asset coverage for its debt after incurring any new indebtedness, meaning that the amount of our debt may not exceed two-thirds of the value of our assets.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. When investing in temporary investments, the Company will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills, in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies, or in securities of other RICs. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements.

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150.0% after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its stockholders or the repurchasing of such securities or shares unless it meets the 150.0% asset coverage ratio at the time of the distribution or repurchase. The Company may also borrow amounts up to 5.0% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the Common Stock (one share one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

As a BDC, the Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s and the Adviser’s personnel. The Company has also adopted a code of ethics which applies to, among others, the Company’s directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

The Company will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Other Considerations

As a BDC, the Company will not generally be able to issue and sell its Common Stock at a price below NAV per share. It may, however, issue and sell its Common Stock, at a price below the current NAV of the shares of Common Stock, or issue and sell warrants, options or rights to acquire such Common Stock, at a price below the current NAV of the shares of Common Stock if the Board determines that such sale is in the Company’s best interest and in the best interests of its stockholders, and its stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the board of directors, closely approximates the market value of such securities.

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). The Adviser and the Company expect to co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 (the “Order”) that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to the Order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Muzinich funds that target similar assets. If an investment falls within the Board Criteria, Muzinich must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Muzinich funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting.

As a BDC, the Company expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

Valuation

The Company shall value its investments in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee in accordance with the Valuation Policy, subject to oversight by the Board. Investments for which market quotations are readily available may be priced by independent pricing services. The Company retains external, independent valuation firm(s) to provide data and valuation analyses on the Company’s portfolio companies.

As Valuation Designee, the Adviser will determine the Company’s NAV per share for each Closing as of the last day of each calendar quarter. The NAV per share is determined quarterly by dividing the value of total assets minus liabilities by the total number of Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of the Company’s Common Stock at any Closing, as the Company reserves the right to issue Common Stock at a price above the then-calculated NAV per share to allocate initial Organizational and Offering Expenses to newly admitted stockholders at any Subsequent Closing.

Compliance Policies and Procedures

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. As a BDC, we are required to have filed a registration statement under the Exchange Act. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will have to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports will have to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management will in the future be required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2023, the Company had not yet commenced investment operations. We expect to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. The Company’s primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. The Company has the authority to issue 1,000,000 shares of Common Stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

In conjunction with the Company’s formation, as of December 31, 2023, the Company issued and sold one share of Common Stock to Muzinich & Co., Inc., an affiliate of the Adviser, for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Date	Shares issued and sold	Aggregate purchase price
September 8, 2023	1.0	$1,000

Contractual Obligations. As of December 31, 2023, the Company has not commenced investment operations.

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

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our Directors may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock. See “Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters —Discretionary Repurchase Program” for more information regarding the Company’s discretionary share repurchase program.

We did not repurchase any Common Stock during the year ended December 31, 2023.

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

The Company will value its investments in accordance with the valuation policies and procedures approved by the Board (“Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. A readily available market quotation is not expected to exist for most, if not all, of the investments in the Company’s portfolio. The Company will value applicable portfolio investments at fair value as determined in good faith by the Valuation Designee, subject to oversight by the Board, as set forth below:

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

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to Item 1(c). Description of Business — Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

In addition, we have adopted a DRP, pursuant to which we will reinvest all cash dividends and other distributions declared by the Board on behalf of our stockholders who do not elect to receive their dividends or other distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

No action is required on the part of a registered stockholder to have his, her or its cash dividend or other distribution reinvested in our shares of Common Stock. Stockholders can elect to “opt out” of the Company’s DRP in their Subscription Agreement.

If any stockholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or the Plan Administrator. Participation in the DRP will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares of Common Stock will be purchased under the DRP as of the Purchase Date.

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

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition.

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

Compensation of Adviser

Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee. For the fiscal period ended December 31, 2023, the Company did not incur Base Management Fees or Incentive Fees. The Base Management Fee and Incentive Fee for any partial quarter will be appropriately prorated.

Base Management Fee

The Base Management Fee is payable quarterly in arrear at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7% annualized).

We will pay the Adviser an Incentive Fee quarterly in arrear with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7% annualized);

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (the Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2023, the Company had not commenced operations and had no investments.

Item 8. Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of Muzinich Corporate Lending Income Fund, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Muzinich Corporate Lending Income Fund, Inc. (the “Company”) as of December 31, 2023, the related statements of operations and cash flows for the period from September 8, 2023 (commencement of operations) through December 31, 2023, the financial highlights for the period from September 8, 2023 through December 31, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and cash flows for the period from September 8, 2023 through December 31, 2023, and the financial highlights for the period from September 8, 2023 through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

New York, New York

March 29, 2024

We have served as the Company’s auditor since 2023.

Muzinich Corporate Lending Income Fund, Inc.

Statement of Assets and Liabilities

As of December 31, 2023

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

For the Period September 8, 2023 (commencement of operations) through December 31, 2023
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

For the Period September 8, 2023 (commencement of operations) through December 31, 2023
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

As of December 31, 2023, no operations other than the sale and issuance of one share of common stock, par value $0.001 (“Common Stock”), at an aggregate purchase price of $1,000 ($1,000 per share) to Muzinich & Co., Inc., an affiliate of the Company, have occurred. The sale of the share of Common Stock was approved by the unanimous consent of the Company’s Board of Directors (the “Board”).

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

3. Related Party Transactions

On September 14, 2023, the Company entered into an investment advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s stockholders. Management Fee Pursuant to the Advisory Agreement, the Company’s Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) equal to 0.3125% (i.e., 1.25% annually) of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter.

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

The Company will pay the Adviser an Incentive Fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

4. Commitments and Contingencies

As of December 31, 2023, the Adviser and its affiliates have incurred $131,290 in organizational expenses, $204,557 in offering expenses, and $106,208 in other operating expenses on behalf of the Company. In the event receipt of a formal commitment of external capital does not occur, initial organization expenses and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been recorded by the Company.

5. Net Assets

As of December 31, 2023, the total number of shares of all classes of capital stock which the Company has the authority to issue is 1,000,000.0 shares of Common Stock. During the period from July 5, 2023, the date of formation, to December 31, 2023, Muzinich & Co., Inc. committed to contribute $1,000.00 of capital to the Company. In exchange for this contribution, Muzinich & Co., Inc. received one share of Common Stock at $1,000.00 per share.

6. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2023, except as disclosed below.

On January 19, 2024, the Company accepted subscriptions from investors and sold 72,000.0 shares of common stock at $1,000.00 per share for aggregate proceeds of $72,000,000. The proceeds have been invested in a diversified portfolio of medium and short-term high yield bonds, T-Bills and cash and cash equivalents, a portion of which is expected to be used as needed for private credit investments.

On March 19, 2024, the Company purchased $4,955,696 of PSA Worldwide, LLC term loan, and invested $495,570 in preferred units in PSA Holdings, LLC.

Item 9. Changes  in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our internal control over financial reporting during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As of January 19, 2024, the Company sold 72,000.0 shares of its Common Stock, par value $0.001 per share, at $1,000.00 per share, for aggregate proceeds of $72,000,000.00.

The offer and sale of the shares of Common Stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder and/or Regulation S under the Securities Act.

The Company is currently conducting the Private Offering on a continuous basis in shares of Common Stock. As of the date hereof, the Company has issued an aggregate of 72,001.0 shares of Common Stock in the Private Offering for total consideration of $72,001,000.00. The Company intends to continue selling shares of Common Stock in the Private Offering.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Holders of our Common Stock will vote for the election of directors. Under our Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes will have initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Each director will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, removal or disqualification.

Directors

Information regarding the Directors is as follows:

Name	Age	Position(s)	Expiration of Term
Independent Directors:
Kathleen T. Barr	68	Independent Director	2026
Eric W. Falkeis	50	Independent Director	2024
Steven J. Paggioli	73	Independent Director	2025
Interested Directors:
Paul Fehre	61	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	2024
Jeffrey Youle	64	Chief Executive Officer	2025

The address for each Director is c/o Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, New York 10022.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Cheryl Rivkin	54	Secretary
Michael Smith	40	President and Chief Investment Officer

The address for each Executive Officer who is not a Director is c/o Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, New York 10022.

Biographical Information

Directors

The Board is divided into two groups—Independent Directors and Interested Directors. Interested directors are interested persons as defined in Section 2(a)(19) of the 1940 Act.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as former Chair and current member of the Governing Council for the Independent Directors Council and a member of the Investment Company Institute Board of Governors. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board of Muzinich BDC, Inc., (William Blair Funds and Professionally Managed Portfolios). Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and financial, accounting, investment and regulatory matters through his former positions as Senior Vice President and Chief Financial Officer (and other positions) of U.S. Bancorp Fund Services, LLC, a full service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Growth Officer and Co-Founder of Tidal Financial Group (2022 to present) and was  formally the Chief Executive Officer of Tidal ETF Services LLC (2018 to present). He has experience consulting with investment advisors regarding the legal structure of investment companies, distribution channel analysis, marketing and actual distribution of those funds. Mr. Falkeis also has substantial managerial, operational and risk oversight experience through his former positions as President, Chief Operating Officer and Trustee of the Direxion Funds and the Direxion Exchange Traded Funds (2013 to 2018). Mr. Falkeis also currently serves on the board of Muzinich BDC, Inc. and Professionally Managed Portfolios. Mr. Falkeis holds a Bachelor’s degree in Accounting from Marquette University and is a Certified Public Accountant.

Steven J. Paggioli. Mr. Paggioli has substantial investment company and investment advisory experience, and he currently serves as an independent consultant on investment company and investment advisory matters. He has held a number of senior positions with investment company and investment advisory organizations and related businesses, including Executive Vice President, Director and Principal of the Wadsworth Group (fund administration, distribution transfer agency and accounting services). He serves on the boards of several investment management companies and advisory firms. He has served on various industry association and self-regulatory committees and formerly worked on the staff of the SEC. Mr. Paggioli also currently serves on the boards Muzinich BDC, Inc., Professionally Managed Portfolios and AMG Funds, in addition to serving on the Board of Governors of the Investment Company Institute and on the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law.

Interested Directors

Paul Fehre. Mr. Fehre was appointed as the Company’s Chief Financial Officer and Treasurer in July 2023. Mr. Fehre currently serves on the Board of Directors of Muzinich & Co., Inc. and as its Chief Operating Officer. Mr. Fehre also serves as a Director of Muzinich BDC, Inc. Prior to joining Muzinich in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at CNA Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation.

Jeffrey Youle. Mr. Youle was appointed as the Company’s Chief Executive Officer in July 2023. Mr. Youle is Muzinich’s Co-Head of US Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies. Mr. Youle currently serves as a Director of Muzinich BDC, Inc. Prior to joining Muzinich, he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst other senior positions. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan.

Executive Officers who are not Directors

Cheryl Rivkin. Ms. Rivkin was appointed as the Company’s Secretary in July 2023. Ms. Rivkin currently serves on the Board of Directors of Muzinich & Co., Inc. and also as its Chief Administrative Officer & Director, Compliance. Prior to joining Muzinich in 2003, Ms. Rivkin was a Vice President at GSC Partners, a US and U.K.-based investment adviser specializing in corporate debt including distressed and mezzanine debt, as well as structured products. Previously, she served as a Director for distressed debt and equity hedge fund investment adviser, Morgens, Waterfall, Vintiadis & Co., Inc. Ms. Rivkin earned a B.A., magna cum laude and Phi Beta Kappa, from Mount Holyoke College where she was a Sarah Williston Scholar, and an M. Phil. in Modern Middle Eastern Studies from Oxford University where she was a Marshall Scholar focusing on development economics and oil policy.

Michael R. Smith. Mr. Smith was appointed as the Company’s President and Chief Investment Officer in July 2023. Mr. Smith is Muzinich’s Co-Head of US Private Debt. Prior to joining Muzinich, Mr. Smith was a Senior Associate at Credit Suisse where he was responsible for investment evaluation, execution, and monitoring within CSAM’s private business development company focused on special situations direct lending. Prior to joining Credit Suisse, Mr. Smith was an Assistant Vice President at GE Antares Capital in New York and an Assistant Vice President at Madison Capital Funding LLC in Chicago where he executed middle market leveraged finance transactions for private equity backed companies. Mr. Smith graduated from Boston University with a B.A. in chemistry and minor in mathematics.

Audit Committee

The members of the Company’s Audit Committee (the “Audit Committee”) are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, each of whom meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom would be an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Falkeis serves as Chairperson of the Audit Committee. The Board has determined that each of Ms. Barr, Mr. Falkeis and Mr. Paggioli is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of the Company’s auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by the Company’s independent public accountants. The Audit Committee is also responsible for aiding the Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, the Company’s systems of internal controls regarding finance and accounting and audits of the Company’s financial statements.

Governance and Nominating Committee

The members of the Company’s Governance and Nominating Committee (the “Governance and Nominating Committee”) are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, none of whom would be an “interested person” as defined in Section 2(a)(19) of the 1940 Act. Ms. Barr serves as the Chairperson of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating directors for election by the Company’s stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and the Company’s management. The Governance and Nominating Committee will consider nominees properly recommended by the Company’s stockholders.

Code of Ethics

As a BDC, the Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s and the Adviser’s personnel. The Company has also adopted a code of ethics which applies to, among others, the Company’s directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

The Company will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees, but the Company does have officers and directors. Each of the Company’s initial executive officers is an employee of the Adviser and/or one of its affiliates. The Company’s day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the origination and management of the Company’s investment portfolio will be provided by investment professionals employed by the Adviser and/or its affiliates.

None of the Company’s executive officers will receive direct compensation from the Company. Certain of the Company’s executive officers and other members of its investment team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each Independent Director will be compensated with an annual fee for his or her services as one of the Company’s directors and as a member of the Audit Committee and Governance and Nominating Committee. Compensation for each Independent Director will be $60,000 per year. The Chairperson and Committee Chairs may receive additional compensation for their services. The Independent Directors of and each committee will also be reimbursed for travel and other expenses incurred in connection with attending meetings. The Company may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth compensation of the Company’s independent directors for the fiscal period ended December 31, 2023.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Kathleen T. Barr	$-	$-	$-	$-
Eric W. Falkeis	$-	$-	$-	$-
Steven J. Paggioli	$-	$-	$-	$-

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2024, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	-	-%
Paul Fehre	-	-
Independent Directors	-	-
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
Michael Smith	-	-
All executive officers and directors as a group (seven persons)	-	-%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Based on a total of 72,001.0 Company’s shares issued and outstanding on March 29, 2024.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 29, 2024.  We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
Jeffrey Youle	-
Paul Fehre	-
Independent Directors
Kathleen T. Barr	-
Eric W. Falkeis	-
Steven J. Paggioli	-

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Potential Conflicts of Interest

The following are descriptions of certain conflicts and potential conflicts that may be associated with the financial or other interests that the Adviser may have in transactions effected by, with and on behalf of the Company. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

Our Adviser or its subsidiaries and affiliates and their respective directors, members, officers, partners and employees (collectively, the “Parties”), including those involved in the investment management of the Company, are or may be involved in other financial, investment and professional activities which may cause a conflict of interest with the management of the Company and/or their respective roles with respect to the Company. In particular, our Adviser and its affiliates may have proprietary interests in, or manage and advise, other accounts or funds which have investment objectives similar or dissimilar to those of the Company and/or which engage in transactions in the same types of securities or other instruments as the Company. Our Adviser is not obligated to buy or sell for the Company any security or other investment that it or any of its affiliates may buy, sell or recommend for any other client or for its or any such affiliate’s own account. As a result of conflicts of interest that may arise on account of the provision of investment advisory and other services to clients other than the Company, our Adviser and its affiliates may have differing economic interests in respect of such activities and may have conflicts of interest in allocating investment opportunities and time between the Company and other accounts.

Each of the Parties will use reasonable efforts to ensure that the performance of its respective duties will not be impaired by any such involvement it may have and that any conflicts which may arise will be resolved fairly.

From time to time, certain investment opportunities for the Company (including opportunities to sell investments) may come to the attention of our Adviser by virtue of the fact that our Adviser, or one of its clients or affiliated persons, is willing to sell or purchase such investment. In some circumstances, a potential conflict of interest may arise because our Adviser or its affiliates may be acting for one or more clients, including the Company, and for itself or on behalf of another client. Our Adviser has adopted and implemented policies and procedures, to which our Adviser is subject, including brokerage and trade allocation policies and procedures which it believes address the conflicts associated with managing multiple accounts of different types with similar and dissimilar investment objectives and guidelines. It is the policy of our Adviser that investment decisions for the Company be made based on a consideration of its investment objective, policies, and strategies, and that investment transactions be fairly allocated among its clients, including the Company.

Our Adviser has put in place a conflict resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. Our Adviser will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by our Adviser and its affiliates. When we invest alongside such other accounts as permitted, such investments will be made consistent with the 1940 Act, the related guidance of the SEC staff and any allocation policies adopted by our Adviser. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions to be set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by our Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our Adviser and/or its affiliates, as applicable, will need to decide whether we or such other entity or entities will proceed with the investment. Our Adviser and/or its affiliates, as applicable, will make these determinations based on their respective policies and procedures. Muzinich obtained an Order from the SEC permitting greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

From time to time, Muzinich may, but is not obligated to, offer co-investment opportunities to stockholders and/or other third parties, which it may select in its sole discretion, either directly or through partnerships, joint ventures or other similar entities or arrangements. Any opportunity to participate in a co-investment will be subject to the Adviser’s allocation policy and applicable regulatory requirements. There is no guarantee that stockholders will be offered co-investment opportunities, and no stockholder has a right to participate in any co-investment opportunity. To the extent co-investment opportunities arise, co-investment opportunities may, and likely would, be offered to some and not other investors, in the sole discretion of the Adviser or its related persons and the Adviser has no obligation to offer a similar opportunity to any other investor. In determining to offer any co-investment opportunity in a specific investment, the Adviser will generally first determine the appropriate amount of such investment to be allocated to the Adviser’s clients, before allocating any portion of such portfolio investment to one or more co-investors.

Our Adviser has adopted a Code of Ethics, which is designed to identify and address certain conflicts of interest between personal investment activities and the interests of investment advisory clients. The Code of Ethics permits access persons of our Adviser to engage in personal securities transactions, including with respect to securities held by the Company, subject to certain requirements and restrictions. Among other things, the Code of Ethics prohibits certain types of transactions absent prior approval and requires the quarterly and annual reporting of securities transactions and annual reporting of holdings. Exceptions to certain provisions of the Code of Ethics may be granted in particular circumstances after review by appropriate officers or compliance personnel.

Our Adviser or its affiliates may compensate one or more broker-dealers, investment advisers, or other financial intermediaries for placing Common Stock of the Company, or for referrals and client servicing including both one-time fees and ongoing fees based on a percentage of assets.

In the event of a conflict between the interests of the Company and the interests of our Adviser, our Adviser shall make a determination in the best interests of the Company.

Prospective investors should understand that (i) the relationships among the Company, our Adviser and its affiliates, and the other accounts managed by our Adviser and/or its affiliates, are complex and dynamic and (ii) as our Adviser’s, its affiliates’, and the Company’s businesses change over time, our Adviser and its affiliates may be subject, and the Company may be exposed, to new or additional conflicts of interest. There can be no assurance that this Form 10-K addresses or anticipates every possible current or future conflict of interest that may arise or that is or may be detrimental to the Company. Prospective investors should consult with their own advisers regarding the impact that the conflicts of interest described in this Form 10-K may have on their investment in the Company.

Lack of Exclusivity

The personnel of our Adviser will devote as much of their time to the activities of the Company as they deem necessary and appropriate. Our Adviser and its affiliates and their personnel are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities, even if such activities may be in competition with the Company and/or may involve substantial time and resources of our Adviser, its affiliates or their personnel. These activities could be viewed as creating a conflict of interest in that the time and effort of our Adviser (including its investment team) and its affiliates or their personnel will not be devoted exclusively to the business of the Company but will be allocated among the Company and the other advisees of our Adviser.

Cross Trades

When permitted by applicable law and the Adviser’s and the Company’s policies, the Adviser, acting on the Company’s behalf, may enter into transactions in securities and other instruments with or through other accounts managed by the Adviser or its affiliates, and may cause the Company to engage in transactions with which the Adviser and/or its affiliates advise both sides of a transaction (each such transfer, a “Cross Trade”). The Adviser may execute a Cross Trade for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts or to reduce transaction costs that may arise in an open market transaction. Before engaging in a Cross Trade, the Adviser must first determine that the trade is in the best interests of both of the accounts involved and take steps to ensure that the transaction is consistent with the duty to obtain best execution for each such account. There may be potential conflicts of interest or regulatory restrictions relating to these transactions which could limit the Adviser’s ability to engage in these transactions for the Company.

Selection of Broker-Dealers

The Adviser has the authority to determine the broker-dealers to be used in any securities transaction and has no obligation to deal with any particular broker-dealer in the execution of transactions in portfolio securities. In placing orders for purchase and sale of securities and selecting brokers to effect these transactions, the Adviser seeks prompt execution of orders at the most favorable prices reasonably obtainable and in doing so will consider a number of factors, including, without limitation, the overall direct net economic result to the client (including commission or spreads which may not be the lowest available but which ordinarily will not be higher than the generally prevailing competitive range), the financial strength, reputation and stability of the broker, the efficiency with which the transaction is effected, the ability to effect the transaction at all where a large block is involved, the availability of the broker to stand ready to execute possibly difficult transactions in the future and other matters involved in the receipt of brokerage and research services.

Section 28(e) of the Exchange Act is a “safe harbor” that permits an investment adviser to use commissions or “soft dollars” to obtain research and brokerage services that provide lawful and appropriate assistance in the investment decision-making process. The Adviser does not intend to use “soft dollars.” If in the future the Adviser chooses to use “soft dollars,” it will limit the use of “soft dollars” to obtain research and brokerage services to services that constitute research and brokerage within the meaning of Section 28(e). Under Section 28(e), the Adviser may pay a brokerage commission in excess of that which another broker-dealer might have charged for the same transaction in recognition of research and brokerage-related services provided by the broker. Research services within Section 28(e) may include, but are not limited to, research reports (including market research); certain financial newsletters and trade journals; software providing analysis of securities portfolios; corporate governance research and rating services; attendance at certain seminars and conferences; discussions with research analysts; meetings with corporate executives; consultants’ advice on portfolio strategy; data services (including services providing market data, company financial data and economic data); advice from brokers on order execution; and certain proxy services. Brokerage services within Section 28(e) may include, but are not limited to, services related to the execution, clearing and settlement of securities transactions and functions incidental thereto (i.e., connectivity services between an investment adviser and a broker-dealer and other relevant parties such as custodians); trading software operated by a broker-dealer to route orders; software that provides trade analytics and trading strategies; software used to transmit orders; clearance and settlement in connection with a trade; electronic communication of allocation instructions; routing settlement instructions; post trade matching of trade information; and services required by the SEC or a self-regulatory organization such as comparison services, electronic confirms or trade affirmations.

Research and brokerage services obtained by the use of commissions arising from the Company’s portfolio transactions may be used by the Adviser in its other investment activities and thus, the Company may not necessarily, in any particular instance, be the direct or indirect beneficiary of the research or brokerage services provided.

Aggregation (Bunching) of Trades

When appropriate, and subject to applicable law, the Adviser may, but is not required to, aggregate client orders to achieve more efficient execution or to provide for equitable treatment among accounts. When orders are aggregated (bunched), the Adviser generally seeks to allocate securities or other instruments pro-rata subject to rounding the nearest round lot and tempered by available cash. At times, it is not possible to allocate pro rata after the execution amount is known – for example when there is an Adviser and/or issuer imposed minimum lot size and a pro rata method would result in the Company obtaining or selling no securities or other instruments. In addition to considerations of equity, bunching avoids placing competing orders, improves order management, and may, because of larger order size, permit some degree of price improvement or consistency relative to a series of individually placed orders.

Service Providers

The service providers to the Company may from time to time act as director, manager, investment manager, prime broker, broker, custodian, registrar, administrator or dealer in relation to, or otherwise be involved in, other investment funds that have similar objectives or investments as those held by the Company. It is therefore possible that such service providers or their affiliated persons may, in the course of business, have potential conflicts of interest with the Company. The Adviser will endeavor to ensure that such conflicts are resolved fairly. The Adviser will use its best efforts to provide common stockholders with prior notice of any change to the custodian and Administrator.

Co-Investment Opportunities

The Adviser and the Company expect to co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 (the “Order”) permitting greater flexibility to negotiate the terms of co-investments. The Board has determined that it is advantageous for the Company to co-invest with other accounts managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

Pursuant to the Order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Muzinich funds that target similar assets. If an investment falls within the Board Criteria, Muzinich must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Muzinich funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting.

Material Non-Public Information

Our senior management and other investment professionals from our Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material, non-public information that might restrict our ability to buy or sell securities of such company under the policies of the company or applicable law.

Advisory Agreement

We are party to an Advisory Agreement with our Adviser pursuant to which we will pay our Adviser a fee for investment management services consisting of a base management fee and an incentive fee. This fee structure may create an incentive for our Adviser to invest in certain types of securities. Additionally, we rely on investment professionals from our Adviser to assist our Board of Directors with the valuation of our portfolio investments.

The Base Management Fee and Incentive Fee paid to our Adviser are based on the value of our investments and there may be a conflict of interest when personnel of our Adviser are involved in the valuation process for our portfolio investments. See also “Item 1. Business — Advisory Agreement.”

Placement Agent Agreement

The Company is a party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”) pursuant to which the Placement Agent provides certain services in connection with the Private Offering. The Placement Agent is an affiliate of the Adviser. The Company will pay all expenses of the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that Ms. Barr and Messrs. Falkeis and Paggioli qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the Board of Directors have selected Deloitte & Touche LLP (“Deloitte”) to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2023.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2023:

Service:	For the year ended December 31, 2023
Audit Fees (1)	$40,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$40,000

(1)	During the fiscal year ended December 31, 2023, Deloitte billed aggregate non-audit fees of $0 related to the Company for services rendered to the Company.

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by Deloitte in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(1) The following financial statements are set forth in [Item 8 of Part II]:

(b) Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities*
10.1	Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	Custody Agreement (1)
10.4	Distribution Reinvestment Plan (1)
10.5	Form of Indemnification Agreement (1)
10.6	Trademark License Agreement (1)
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich Corporate Lending Income Fund, Inc.

Date: March 29, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: March 29, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2024.

/s/ Paul Fehre
Paul Fehre
Chairperson of the Board of Directors, Chief Financial Officer and Treasurer

/s/ Jeffrey Youle
Jeffrey Youle
Director, Chief Executive Officer and President

/s/ Kathleen T. Barr
Kathleen T. Barr
Director and Chairperson of the Governance and Nominating Committee

/s/ Eric W. Falkeis
Eric W. Falkeis
Director and Chairperson of the Audit Committee

/s/ Steven J. Paggioli
Steven J. Paggioli
Director