Form 10-Q
period 2024-03-31
Muzinich Corporate Lending Income Fund, Inc.
filed 2024-05-14
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 72,001.0 shares of common stock, $0.001 par value per share, outstanding as of May 14, 2024.

i

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Statements of Assets and Liabilities

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $69,961,000 and $0, respectively)	$69,910,671	$-
Cash and cash equivalents	2,026,427	1,000
Receivables:
Interest and other	797,183	-
Total Assets	$72,734,281	$1,000

Liabilities:
Management fees payable	177,049	-
Organizational and offering fees payable	403,626	-
Professional fees payable	171,750	-
Accrued other general and administrative expenses	42,865	-
Total Liabilities	$795,290	$-

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 72,001.0 shares issued and outstanding as of March 31, 2024; and 1,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2023	72	-
Additional paid-in capital	71,787,502	1,000
Total distributable (accumulated) earnings (losses)	151,417	-
Total Net Assets	$71,938,991	$1,000
Total Liabilities and Net Assets	$72,734,281	$1,000
Net Asset Value Per Share	$999.14	$1,000.00

The accompanying notes are an integral part of these financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Statement of Operations

For the three months ended March 31, 2024 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$1,741,248
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	1,741,248
Total Investment Income	1,741,248

Expenses:
Management fees	177,049
Organizational fees (Note 4)	190,200
Professional fees	266,006
Directors’ fees and expenses	45,000
Purchased accrued interest expense	836,432
Other general and administrative expenses	34,309
Total Expenses	1,548,996
Net Investment Income	192,252
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	9,495
Total net realized gains/(losses)	9,495
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(50,329)
Total net change in unrealized appreciation/(depreciation)	(50,329)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(40,834)
Net Increase (Decrease) in Net Assets Resulting from Operations	$151,418
Basic and diluted net investment income (loss) per common share	$3.33
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$2.62
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	57,759.2

The accompanying notes are an integral part of these financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Statement of Changes in Net Assets

For the three months ended March 31, 2024 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$192,252
Total net realized gains/(losses)	9,495
Total net change in unrealized depreciation	(50,329)
Net Increase in Net Assets Resulting from Operations	151,418

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	71,786,573
Net Increase in Net Assets Resulting from Capital Share Transactions	71,786,573
Total Increase in Net Assets	71,937,991
Net Assets, Beginning of Period	1,000
Net Assets, End of Period	$71,938,991
Net asset value per share	$999.14
Common shares outstanding at the end of the Period	72,001.0

The accompanying notes are an integral part of these financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Statement of Cash Flows

For the three months ended March 31, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$151,418
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	50,329
Net realized (gains)/losses on investments	(9,495)
Net accretion of discount and amortization of premium on investments	(224,081)
Purchases and drawdowns of investments	(97,076,727)
Sales and maturities of and principal paydowns on investments	27,349,303
Changes in operating assets and liabilities:
Interest and other	(797,183)
Management fees payable	177,049
Organizational and offering fees payable	403,626
Professional fees payable	171,750
Accrued other general and administrative expenses	42,865
Net cash provided by (used in) operating activities	(69,761,146)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	71,786,573
Cash provided by (used in) financing activities	71,786,573
Net increase (decrease) in cash and cash equivalents	2,025,427
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$2,026,427

The accompanying notes are an integral part of these financial statements.

Muzinich Corporate Lending Income Fund, Inc.
Schedule of Investments
As of March 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Acquisition Date	Maturity/Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
American Airlines/aadvan	Airlines			5.50%	1/23/2024	4/20/2026	$1,256,250	$1,245,258	$1,247,492	1.7%
Antero Resources Corp	Energy			8.38%	1/24/2024	7/15/2026	$1,225,000	$1,269,587	$1,270,937	1.8%
Blue Racer Mid Llc/finan	Energy			7.63%	3/4/2024	12/15/2025	$1,250,000	$1,262,737	$1,256,986	1.7%
Brinker International In	Restaurants			5.00%	1/23/2024	10/1/2024	$1,250,000	$1,245,513	$1,238,141	1.7%
Buckeye Partners Lp	Energy			4.13%	1/23/2024	3/1/2025	$1,275,000	$1,249,830	$1,246,101	1.7%
Cco Hldgs Llc/cap Corp	Cable/Satellite TV			5.13%	1/30/2024	5/1/2027	$1,275,000	$1,231,061	$1,213,054	1.7%
Carnival Corp	Leisure			7.63%	2/23/2024	3/1/2026	$1,200,000	$1,214,878	$1,214,927	1.7%
Century Communities	Homebuilders/Real Estate			6.75%	2/15/2024	6/1/2027	$1,225,000	$1,227,828	$1,232,575	1.7%
Clarios Global Lp	Technology			6.75%	1/24/2024	5/15/2025	$1,225,000	$1,225,602	$1,226,249	1.7%
Cogent Communications Gr	Telecommunications			7.00%	1/30/2024	6/15/2027	$1,225,000	$1,230,768	$1,219,304	1.7%
Coty Inc	Consumer-Products			5.00%	1/23/2024	4/15/2026	$1,250,000	$1,232,831	$1,231,866	1.7%
Dave & Buster’s Inc	Restaurants			7.63%	1/24/2024	11/1/2025	$1,225,000	$1,238,675	$1,234,364	1.7%
Eqm Midstream Partners L	Energy			6.00%	1/23/2024	7/1/2025	$1,250,000	$1,248,655	$1,251,241	1.7%
Caesars Entertain Inc	Gaming			8.13%	1/23/2024	7/1/2027	$1,225,000	$1,251,741	$1,254,747	1.7%
Energizer Holdings Inc	Consumer-Products			6.50%	2/2/2024	12/31/2027	$1,250,000	$1,247,025	$1,243,280	1.7%
Ford Motor Credit Co Llc	Automotive & Auto Parts			5.13%	1/23/2024	6/16/2025	$1,250,000	$1,238,405	$1,238,986	1.7%
Fortress Trans & Infrast	Diversified Financial Services			6.50%	3/22/2024	10/1/2025	$1,250,000	$1,250,000	$1,248,049	1.7%
Encompass Health Corp	Healthcare			5.75%	1/23/2024	9/15/2025	$1,225,000	$1,223,730	$1,221,659	1.7%
Irb Holding Corp	Restaurants			7.00%	1/23/2024	6/15/2025	$1,250,000	$1,252,441	$1,250,029	1.7%
Iron Mountain Inc	Homebuilders/Real Estate			4.88%	1/23/2024	9/15/2027	$1,275,000	$1,229,520	$1,232,237	1.7%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate			5.25%	1/23/2024	10/1/2025	$500,000	$491,179	$491,042	0.7%
Life Time Inc	Leisure			5.75%	2/12/2024	1/15/2026	$1,275,000	$1,264,607	$1,264,788	1.8%
Live Nation Entertainmen	Entertainment/Film			5.63%	1/23/2024	3/15/2026	$1,260,000	$1,249,994	$1,246,539	1.7%
Mauser Packaging Solut	Containers			7.88%	2/7/2024	8/15/2026	$1,200,000	$1,210,907	$1,222,726	1.7%
Nrg Energy Inc	Utilities			3.75%	1/24/2024	6/15/2024	$1,275,000	$1,268,748	$1,268,216	1.8%
Gen Digital Inc	Technology			6.75%	1/24/2024	9/30/2027	$1,200,000	$1,219,782	$1,217,161	1.7%
Owens-brockway	Containers			6.63%	2/7/2024	5/13/2027	$1,250,000	$1,248,408	$1,250,714	1.7%
Penn Entertainment Inc	Gaming			5.63%	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$479,981	$482,502	0.7%
Avient Corp	Chemicals			5.75%	1/23/2024	5/15/2025	$1,250,000	$1,248,714	$1,244,563	1.7%
Rockies Express Pipeline	Energy			3.60%	1/23/2024	5/15/2025	$1,300,000	$1,265,115	$1,268,961	1.8%
Sm Energy Co	Energy			5.63%	1/23/2024	6/1/2025	$1,250,000	$1,245,987	$1,244,116	1.7%
Service Properties Trust	Homebuilders/Real Estate			7.50%	2/1/2024	9/15/2025	$1,225,000	$1,241,377	$1,241,152	1.7%
Standard Industries Inc	Building Materials			5.00%	2/7/2024	2/15/2027	$1,275,000	$1,236,981	$1,237,810	1.7%
Sunoco Lp/finance Corp	Energy			6.00%	1/23/2024	4/15/2027	$1,225,000	$1,223,656	$1,220,071	1.7%
Transdigm Inc	Aerospace/Defense			5.50%	2/15/2024	11/15/2027	$1,275,000	$1,239,515	$1,248,477	1.7%
United Airlines Inc	Airlines			4.38%	1/23/2024	4/15/2026	$1,300,000	$1,255,211	$1,257,414	1.7%
Univision Communications	Broadcasting			6.63%	2/7/2024	6/1/2027	$1,250,000	$1,232,072	$1,223,720	1.7%
Wr Grace Holding Llc	Chemicals			4.88%	2/2/2024	6/15/2027	$1,300,000	$1,245,639	$1,235,426	1.7%
Wesco Distribution Inc	Services			7.13%	1/24/2024	6/15/2025	$1,250,000	$1,254,097	$1,251,278	1.7%
Total Corporate Bond Investments							$47,216,250	$46,938,055	$46,888,900	65.2%

Senior Secured Loan Debt Investments
PSA Worldwide T/L	Consumer-Products			12.00%	3/19/2024	3/19/2029	$4,955,696	$4,857,289	$4,856,582	6.8%
Total Senior Secured Loan Debt Investments							$4,955,696	$4,857,289	$4,856,582	6.8%

Equity Investments - Preferred Stock
PSA Holdings, LLC	Consumer-Products			N/A	3/19/2024	N/A	$495,570	$495,570	$495,570	0.7%
Total Preferred Stock							$495,570	$495,570	$495,570	0.7%
Total Equity Investments								$495,570	$495,570	0.7%

Short-Term Investments
United States Treasury Bill (6)	N/A	N/A	N/A	5.31%	1/24/2024	7/11/2024	$5,975,000	$5,889,531	$5,888,753	8.2%
United States Treasury Bill (6)	N/A	N/A	N/A	5.36%	1/25/2024	6/6/2024	$5,950,000	$5,893,024	$5,893,086	8.2%
United States Treasury Bill (6)	N/A	N/A	N/A	5.38%	1/25/2024	5/14/2024	$5,925,000	$5,887,531	$5,887,780	8.2%
Total Short-Term Investments							$17,850,000	$17,670,086	$17,669,619	24.6%
Total Non-Controlled/Non-Affiliated Investments								$69,961,000	$69,910,671	97.3%
Total Affiliated Investments								$-	$-	0.0%
Total Investments								$69,961,000	$69,910,671	97.3%

Liabilities in Excess of Other Assets									2,028,320	2.7%
Net assets									$71,938,991	100.0%

LIBOR - London Interbank Offered Rate.

SOFR  - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 5).
(3)	Variable rate security; rate shown is the rate in effect on March 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933 as amended, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 4 for details on unfunded commitments.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 5).

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

The Company is managed by Muzinich Direct Lending Adviser, LLC (the “Adviser”), an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”). No management fees will be earned by the Adviser until the commencement of investment operations. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies on an ongoing basis. Subject to the supervision of our board of directors (the “Board” or the “Board of Directors”), the Adviser manages the day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into and expects to enter into separate subscription agreements with a number of investors providing for the sale of shares of common stock, par value $0.001 per share (“Common Stock”) to investors in multiple closings in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) (“Private Offerings”). The Company seeks to raise equity capital through the Private Offerings on a continuous basis through one or more closings (“Closings”). To be accepted, an investor’s subscription request including the full subscription amount must be received in accordance with the provisions of the subscription agreement at least five business days prior to its respective Closing (unless waived by the Company).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

Management Fees

Pursuant to the Investment Advisory Agreement, the Company’s Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) equal to 0.3125% (i.e., 1.25% annually) of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter.

For the three months ended March 31, 2024, the Company incurred Base Management Fees of $177,049.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

Incentive Fee

Pursuant to the Investment Advisory Agreement, the Company will pay an incentive fee (the “Incentive Fee”) to the Adviser.

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

If the Investment Advisory Agreement is terminated prior to the termination of the Company (other than an instance in which the Adviser voluntarily terminates the agreement), the Company will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Investment Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all investments were liquidated for their current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to stockholders and paid as Incentive Fee in accordance with the incentive fee calculation methodology, subject to the limitations set forth in Section 205(b)(3) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company will make the Termination Incentive Fee Payment in cash on or immediately following the date the Investment Advisory Agreement is so terminated.

The Investment Advisory Agreement will remain in full force and effect for two years initially, and will continue for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”), and (b) by a vote of (1) a majority of the Board or (2) a majority of the Company’s outstanding voting securities, and in Independent Directors and in accordance with the requirements of the 1940 Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment.

For the three months ended March 31, 2024, the Company did not incur Incentive Fees.

Resource Sharing Agreement

The Adviser has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Muzinich & Co., Inc., pursuant to which Muzinich & Co., Inc. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to the Company under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co., Inc.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse consequence on our operations.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

Reimbursement of Certain Expenses

During the three months ended March 31, 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2024, the total costs reimbursable to Muzinich were $28,259, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of March 31, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co., Inc. held 1 share of the Company, approximately 0.0% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the three months ended March 31, 2024, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

The Adviser elected to incur the organizational and offering expenses associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. As of March 31, 2024, the total organizational and offering costs incurred by the Company were $403,626.

As of March 31, 2024, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of March 31, 2024, there were no capital calls or draw requests made by the portfolio companies. Any such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statements of assets and liabilities and are not reflected in the Company’s statements of assets and liabilities.

As of March 31, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investment

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024:

	March 31, 2024
	Amortized	Fair
	Cost	Value
Senior Secured Loan Debt Instruments	$4,857,289	$4,856,582
Corporate Bond Investments	46,938,055	46,888,900
Equity Investments - Preferred Stock	495,570	495,570
Short-Term Investments	17,670,086	17,669,619
Total Investments	$69,961,000	$69,910,671

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

100% of the investments held as of March 31, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2024 was as follows (the following table does not include short-term investments):

Industry	March 31, 2024
Energy	12.2%
Consumer-Products	10.9%
Homebuilders/Real Estate	5.8%
Restaurants	5.2%
Leisure	3.4%
Airlines	3.5%
Chemicals	3.4%
Containers	3.4%
Technology	3.4%
Gaming	2.4%
Utilities	1.8%
Aerospace/Defense	1.7%
Automotive & Auto Parts	1.7%
Broadcasting	1.7%
Building Materials	1.7%
Cable/Satellite TV	1.7%
Diversified Financial Services	1.7%
Entertainment/Film	1.7%
Healthcare	1.7%
Services	1.7%
Telecommunications	1.7%
Total	72.4%

6. Fair Value of Investments

Fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs.

The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1	—	Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	—	Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level 3	—	Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date.

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon the Adviser’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

Pricing inputs and weightings applied to determine fair value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value hierarchy as of March 31, 2024.

	Fair Value Hierarchy as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$4,856,582	$4,856,582
Corporate Bond Investments	-	46,888,900	-	46,888,900
Equity Investments - Preferred Stock	-	-	495,570	495,570
Short-Term Investments	-	17,669,619	-	17,669,619
Total	$-	$64,558,519	$5,352,152	$69,910,671

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024.

Senior Secured Loan Debt Instruments	For the three months ended March 31, 2024
Fair value, beginning of period	$-
Purchases of investments	4,856,582
Proceeds from principal pre-payments and sales of investments	-
Realized gain (loss)	-
Net change in unrealized appreciation/(depreciation)	(706)
Net accretion of discount on investments	706
Transfers into (out of) Level 3	-
Fair value, end of period	$4,856,582

Equity Investments – Preferred Stock	For the three months ended March 31, 2024
Fair value, beginning of period	$-
Purchases of investments	495,570
Proceeds from principal pre-payments and sales of investments	-
Realized gain (loss)	-
Net change in unrealized appreciation/(depreciation)	-
Net accretion of discount on investments	-
Transfers into (out of) Level 3	-
Fair value, end of period	$495,570

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of March 31, 2024.

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2024
Senior Secured Loan Debt Instruments	$(706)
Equity Investments – Preferred Stock	-
Total	$(706)

The following table present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value March 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	4,856,582	Recent Transaction Price	N/A	N/A	N/A
Equity Investments - Preferred Stock	495,570	Recent Transaction Price	N/A	N/A	N/A

Total	5,352,152

7. Net Assets

For the three months ended March 31, 2024, the Company had the following Common Stock issuances.

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.0	$72,000,000

Distributions

For the three months ended March 31, 2024, the Company did not declare any distributions.

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024:

For the three months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$151,418
Weighted average common shares of common stock outstanding – basic and diluted	57,759.2
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$2.62

Muzinich Corporate Lending Income Fund, Inc.

Notes to Financial Statements

9. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2024:

For the three months ended March 31, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,000.00

Results of Operations:
Net Investment Income (Loss) (1)	3.33
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(4.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.86)

Capital Share Transactions
Issuance of Common Stock	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-

Net Asset Value, End of Period	$999.14

Shares Outstanding, End of Period	72,001.0

Ratio/Supplemental Data
Net assets, end of period	$71,938,991
Weighted-average shares outstanding (2)	57,759.2
Total Return (3)	-0.09%
Portfolio turnover (4)	37.59%
Ratio of total expenses to average net assets (5)	17.27%
Ratio of net investment income (loss) to average net assets (5)	2.14%
Asset coverage ratio	0.00%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the three months ended March 31, 2024.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of March 31, 2024, except as disclosed below.

On May 9, 2024, the Company declared a distribution of $8.23 per share, or $592,568, payable on May 20, 2024.

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

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-Q because we are an investment company.

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

As of March 31, 2024, the Company has capital commitments from investors in the amount of $72,000,000. As of March 31, 2024, the Company has additional paid in capital in the amount of $71,787,500. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings (as defined below).

Subject to the overall supervision of the Board of Directors (“Board”) and in accordance with the 1940 Act, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended, and manages the Company’s investment activities pursuant to the Investment Advisory Agreement. The Adviser has entered into a resource sharing agreement with Muzinich & Co., Inc., pursuant to which Muzinich & Co., Inc. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to the Company under the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fees (each as defined below). The Incentive Fees consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains. See the notes to the financial statements in this Form 10-Q for more information.

We have also entered into (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Servicing Agreement”), pursuant to which U.S. Bank provides accounting services with respect to the Company. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

The Board has ultimate authority as to the Company’s investments, but it delegates authority to the Adviser to select and monitor the Company’s investments, subject to the supervision of the Board. A majority of the Board will at all times consist of members who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

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

We have conducted and expect to conduct private offerings (“Private Offerings”) of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Common Stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of Common Stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D.

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

The Adviser and the Company expect to co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 the (“Order”) permitting greater flexibility to negotiate the terms of co investments. The Board has determined that it is advantageous for the Company to co-invest with other accounts managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

The Company will bear all other costs and expenses of its operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

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

Portfolio and Investment Activity

As of March 31, 2024, the Company had 40 debt investments totaling $51,745,482, and 1 equity investment totaling $495,570 across 40 portfolio companies with an aggregate fair value of approximately $52 million. As of March 31, 2024, our debt investments consisted of senior secured loans and corporate bonds. Short-term investments as of March 31, 2024 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $18 million.

The Company’s investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at cost unless otherwise indicated).

For the three months ended March 31, 2024
New investments:
Gross investment purchases	$97,076,727
Less: sold investments	(27,349,303)
Total new investments	$69,727,424

Principal/par/units amount of investments funded:
Term loan debt investments	$61,592,259
Equity investments	495,570

Number of new investment commitments	51
Average new investment commitment amount	$1,231,845
Weighted average maturity for new investment commitments	2.3
Percentage of new debt investment commitments at floating rates	0%
Percentage of new debt investment commitments at fixed rates	100%
Weighted average spread SOFR of new floating rate investment commitments	0.00%

As of March 31, 2024, the Company’s investments consisted of the following:

	March 31, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Senior secured loan debt instruments	$4,857,289	$4,856,582	6.95%
Corporate Bond Investments	46,938,055	46,888,900	67.07%
Equity investments – Preferred Stock	495,570	495,570	0.71%
Short-term investments	17,670,086	17,669,619	25.27%
Total Investments	$69,961,000	$69,910,671	100.00%

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and to help ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Company will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics, typically on a quarterly basis from portfolio companies. The Company will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2024:

For the three months ending March 31, 2024
Total investment income	$1,741,248
Total expenses	1,548,996
Net investment income (loss)	192,252
Total net realized gains (losses)	9,495
Total net change in unrealized appreciation/(depreciation)	(50,329)
Total net realized and unrealized appreciation/(depreciation)	(40,834)
Net increase (decrease) in net assets resulting from operations	$151,418

Investment Income

Investment income for the three months ended March 31, 2024 was as follows:

For the three months ending March 31, 2024
Interest from term loan debt instruments, corporate bonds, and preferred stock	$1,741,248
Commitment fees	-
Interest from cash and cash equivalents	-
Interest from short-term investments	-
Total investment income	$1,741,248

Expenses

Operating expenses for the three months ended March 31, 2024 were as follows:

For the three months ending March 31, 2024
Management fees	$177,049
Other operating expenses	1,371,947
Total expenses	$1,548,996

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

During the three months ended March 31, 2024, the Company issued 72,000 shares of common stock.

In conjunction with the Company’s formation, the Company issued and sold one share of Common Stock to Muzinich & Co., Inc., an affiliate of the Adviser, for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with the Adviser under which the Adviser determines the securities and other assets that the Company will purchase, retain or sell; determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; identifies, evaluates and negotiates investments made by the Company and/or the structure thereof (including without limitation performing due diligence with respect to any instrument and/or company in which the Company may invest); buys, sells, exchanges, redeems holds, converts or otherwise deals with and/or executes transactions with respect to, any kind of security or other property in which the Company may invest; services and monitors the Company’s investments, including without limitation by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment; exercises or refrains from exercising any governance or ownership right conferred by a particular investment; enters into any foreign exchange and/or derivative transactions; and provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fees. The Incentive Fees consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains.

Pursuant to the Administration Agreement, the Administrator will provide the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank, pursuant to which U.S. Bank will provide accounting services with respect to the Company.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we had no off-balance sheet arrangements.

Discretionary Repurchase Program

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our Directors may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information regarding the Company’s discretionary repurchase program.

We did not repurchase any Common Stock during the three months ended March 31, 2024.

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

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

Compensation of Adviser

Under the Investment Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee. For the fiscal period ended March 31, 2024, the Company did not incur Base Management Fees or Incentive Fees. The Base Management Fee and Incentive Fee for any partial quarter will be appropriately prorated.

Base Management Fee

The Base Management Fee is payable quarterly in arrear at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

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

For the three months ended March 31, 2024, the Company did not incur Incentive Fees.

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

Interest Rate Risk

Based on our Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$-	$-	$-
Base Interest Rate	-	-	-
+100 Basis Points	-	-	-
+200 Basis Points	-	-	-
+300 Basis Points	-	-	-

This analysis is indicative of the potential impact on our investment income as of March 31, 2024, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio after March 31, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

For the three months ended March 31, 2024, there were no floating rate loans held.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 29, 2024), which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Muzinich Corporate Lending Income Fund, Inc.

Date: May 14, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 14, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer