Form 10-Q
period 2024-06-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2024-08-12
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

The issuer had 72,025.7 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2024.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended June 30, 2024

i

Part I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $71,311,317 and $0, respectively)	$71,427,537	$-
Cash and cash equivalents	7,322,332	1,000
Receivables:
Interest and other	536,320	-
Total Assets	$79,286,189	$1,000

Liabilities:
Management fees payable	223,581	-
Organizational and offering fees payable	365,462	-
Professional fees payable	296,442	-
Securities purchased	6,111,311	-
Incentive fees payable	14,746
Accrued other general and administrative expenses	38,255	-
Total Liabilities	$7,049,797	$-

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 72,025.7 shares issued and outstanding as of June 30, 2024; and 1,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2023	72	-
Additional paid-in capital	72,025,618	1,000
Total distributable (accumulated) earnings (losses)	210,702	-
Total Net Assets	$72,236,392	$1,000
Total Liabilities and Net Assets	$79,286,189	$1,000
Net Asset Value Per Share	$1,002.92	$1,000.00

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$3,099,178	$1,357,930
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	3,099,178	1,357,930
Total Investment Income	3,099,178	1,357,930

Expenses:
Management fees	400,630	223,581
Organizational fees (Note 4)	175,257	(14,943)
Offering fees (Note 4)	190,205	190,205
Professional fees	449,601	183,595
Directors’ fees and expenses	90,000	45,000
Purchased accrued interest expense	1,025,899	189,467
Incentive fees expense	14,746	14,746
Other general and administrative expenses	67,502	33,193
Total Expenses	2,413,840	864,844
Net Investment Income	685,338	493,086
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	1,711	(7,784)
Total net realized gains/(losses)	1,711	(7,784)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	116,221	166,550
Total net change in unrealized appreciation/(depreciation)	116,221	166,550
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	117,932	158,766
Net Increase (Decrease) in Net Assets Resulting from Operations	$803,270	$651,852
Basic and diluted net investment income (loss) per common share	$10.56	$6.85
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$12.38	$9.05
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	64,885.8	72,012.4

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$685,338	$493,086
Total net realized gains/(losses)	1,711	(7,784)
Total net change in unrealized depreciation	116,221	166,550
Net Increase (Decrease) in Net Assets Resulting from Operations	803,270	651,852

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(592,568)	(592,568)
Dividends and distributions reinvested	24,690	24,690
Net Decrease in Net Assets Resulting from Stockholder Distributions	(567,878)	(567,878)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	72,000,000	213,426
Net Increase in Net Assets Resulting from Capital Share Transactions	72,000,000	213,426
Total Increase in Net Assets	72,235,392	297,400
Net Assets, Beginning of Period	1,000	71,938,992
Net Assets, End of Period	$72,236,392	$72,236,392
Net asset value per share	$1,002.92	$1,002.92
Common shares outstanding at the end of the Period	72,025.7	72,025.7

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statement of Cash Flows

For the six months ended June 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$803,270
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(116,221)
Net realized (gains)/losses on investments	(1,711)
Net accretion of discount and amortization of premium on investments	(352,775)
Purchases and drawdowns of investments	(144,790,811)
Sales and maturities of and principal paydowns on investments	73,833,981
Changes in operating assets and liabilities:
Interest and other	(536,320)
Management fees payable	223,581
Organizational and offering fees payable	365,462
Professional fees payable	296,442
Securities purchased	6,111,311
Incentive fees payable	14,746
Accrued other general and administrative expenses	38,255
Net cash provided by (used in) operating activities	(64,110,790)
Cash Flows from Financing Activities:
Distributions paid in cash	(592,568)
Distributions reinvested	24,690
Proceeds from issuance of common shares	72,000,000
Cash provided by (used in) financing activities	71,432,122
Net increase (decrease) in cash and cash equivalents	7,321,332
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$7,322,332

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of June 30, 2024 (unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Acquisition Date	Maturity/Expiration Date	Principal / Units	Cost (1)	Fair Value (6)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
American Airlines/aadvan	Airlines			5.50%	1/23/2024	4/20/2026	$1,116,667	$1,106,896	$1,106,524	1.5%
Antero Resources Corp	Energy			8.38%	1/24/2024	7/15/2026	$1,225,000	$1,263,680	$1,265,431	1.8%
Avient Corp	Chemicals			5.75%	1/23/2024	5/15/2025	$1,250,000	$1,249,030	$1,247,000	1.7%
Brinker International In	Restaurants			5.00%	1/23/2024	10/1/2024	$1,250,000	$1,247,744	$1,245,282	1.7%
Buckeye Partners Lp	Energy			4.13%	1/23/2024	3/1/2025	$855,000	$842,601	$843,481	1.2%
Carnival Corp	Leisure			7.63%	2/23/2024	3/1/2026	$1,200,000	$1,210,927	$1,211,910	1.7%
Century Communities	Homebuilders/Real Estate			6.75%	2/15/2024	6/1/2027	$1,225,000	$1,227,315	$1,231,565	1.7%
Clarios Global Lp	Technology			6.75%	1/24/2024	5/15/2025	$1,225,000	$1,225,000	$1,224,992	1.7%
Cloud Software Grp Inc	Technology			8.25%	5/8/2024	6/30/2032	$675,000	$675,000	$687,998	1.0%
Dave & Buster’s Inc	Restaurants			7.63%	1/24/2024	11/1/2025	$1,225,000	$1,232,900	$1,231,261	1.7%
Energizer Holdings Inc	Consumer-Products			6.50%	2/2/2024	12/31/2027	$1,250,000	$1,247,256	$1,248,614	1.7%
Gen Digital Inc	Technology			6.75%	1/24/2024	9/30/2027	$1,200,000	$1,217,928	$1,215,292	1.7%
Harvest Midstream I Lp	Energy			7.50%	6/27/2024	9/1/2028	$1,200,000	$1,220,431	$1,219,212	1.7%
Howard Midstream Energy	Energy			8.88%	6/27/2024	7/15/2028	$1,200,000	$1,274,829	$1,269,844	1.8%
Intelligent Packaging	Containers			6.00%	4/3/2024	9/15/2028	$750,000	$716,031	$725,121	1.0%
Irb Holding Corp	Restaurants			7.00%	1/23/2024	6/15/2025	$1,250,000	$1,250,000	$1,250,337	1.7%
Ken Garff Automotive Llc	Super Retail			4.88%	6/27/2024	9/15/2028	$1,200,000	$1,115,008	$1,112,628	1.5%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate			5.25%	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,232,682	$1,239,241	1.7%
Nationstar Mtg Hld Inc	Diversified Financial Services			6.00%	5/21/2024	1/15/2027	$500,000	$495,221	$494,578	0.7%
Nationstar Mtg Hld Inc	Diversified Financial Services			5.00%	6/17/2024	2/1/2026	$500,000	$490,705	$489,332	0.7%
Olympus Wtr Us Hldg Corp	Chemicals			7.13%	6/27/2024	10/1/2027	$1,558,000	$1,571,593	$1,567,546	2.2%
Owens-brockway	Containers			6.63%	2/7/2024	5/13/2027	$1,250,000	$1,248,595	$1,247,722	1.7%
Pactiv Evergreen Group	Containers			4.00%	6/17/2024	10/15/2027	$1,300,000	$1,216,331	$1,217,938	1.7%
Penn Entertainment Inc	Gaming			5.63%	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$481,636	$482,687	0.7%
Rocket Software Inc	Technology			9.00%	4/16/2024	11/28/2028	$875,000	$875,000	$889,230	1.2%
Rockies Express Pipeline	Energy			3.60%	1/23/2024	5/15/2025	$1,300,000	$1,272,703	$1,269,924	1.8%
Service Properties Trust	Homebuilders/Real Estate			5.25%	2/1/2024, 6/6/2024	2/15/2026	$1,250,000	$1,213,930	$1,210,247	1.7%
Standard Industries Inc	Building Materials			5.00%	2/7/2024	2/15/2027	$1,275,000	$1,240,033	$1,239,756	1.7%
Transdigm Inc	Aerospace/Defense			5.50%	2/15/2024	11/15/2027	$1,275,000	$1,241,775	$1,252,113	1.7%
Univision Communications	Broadcasting			6.63%	2/7/2024	6/1/2027	$1,250,000	$1,233,426	$1,196,818	1.7%
Wr Grace Holding Llc	Chemicals			4.88%	2/2/2024	6/15/2027	$1,300,000	$1,249,524	$1,253,828	1.7%
Total Corporate Bond Investments							$34,679,667	$34,385,730	$34,387,452	47.6%

Senior Secured Loan Debt Investments
PSA Worldwide T/L (2)	Consumer-Products	N/A	N/A	12.00%	3/19/2024	3/19/2029	$4,955,696	$4,862,227	$4,979,850	6.9%
Clydesdale Acquisition Holdings Inc (2)	Containers	1 Month SOFR USD +3.75%	50	9.27%	5/28/2024	4/13/2029	$997,455	$1,004,936	$1,001,560	1.4%
Cushman & Wakefield US Borrower LLC (2)	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	50	9.34%	5/6/2024	1/31/2030	$1,000,000	$1,007,463	$1,005,000	1.4%
Fortress Trans & Infrast (2)	Technology	1 Month SOFR USD +3.75%	0	9.34%	6/24/2024	5/9/2031	$1,200,000	$1,201,500	$1,200,000	1.7%
Mauser Packaging Solut (2)	Containers	1 Month SOFR USD +3.50%	0	9.09%	6/25/2024	4/8/2027	$1,200,000	$1,203,000	$1,200,672	1.7%
Tamko Building Products, LLC (2)	Building Materials	1 Month SOFR USD +3.50%	0	8.84%	6/18/24, 6/27/2024	9/20/2030	$1,496,231	$1,501,842	$1,496,870	2.1%
Verde Purchaser LLC (2)	Containers	3 Month SOFR USD +4.50%	0	10.09%	6/27/2024	11/29/2030	$1,200,000	$1,200,000	$1,197,900	1.7%
Total Senior Secured Loan Debt Investments							$12,049,382	$11,980,969	$12,081,852	16.9%

Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Consumer-Products			8.00%	3/19/2024	N/A	$495,570	$495,570	$509,323	0.7%
Total Preferred Stock							$495,570	$495,570	$509,323	0.7%
Total Equity Investments								$495,570	$509,323	0.7%

Short-Term Investments
United States Treasury Bill (6)	N/A	N/A	N/A	5.31%	1/24/2024	7/11/2024	$4,775,000	$4,768,149	$4,768,056	6.6%
United States Treasury Bill (6)	N/A	N/A	N/A	5.36%	1/25/2024, 5/14/2024, 5/24/2024, 6/3/2024, 6/4/2024, 6/26/2024	9/10/2024	$15,200,000	$15,043,755	$15,043,366	20.8%
United States Treasury Bill (6)	N/A	N/A	N/A	5.38%	1/25/2024, 6/6/2024	10/1/2024	$4,700,000	$4,637,144	$4,637,488	6.4%
Total Short-Term Investments							$24,675,000	$24,449,048	$24,448,910	33.8%
Total Non-Controlled/Non-Affiliated Investments								$71,311,317	$71,427,537	99.0%
Total Affiliated Investments								$-	$-	0.0%
Total Investments								$71,311,317	$71,427,537	99.0%

Assets in Excess of Other liabilities									808,855	1.0%
Net assets									$72,236,392	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6).
(3)	Variable rate security; rate shown is the rate in effect on June 30, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933 as amended, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 4 for details on unfunded commitments.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.	Organization

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

In March 2024, the Company established a wholly-owned subsidiary named Muzinich Corporate Lending Holding LLC (“Subsidiary”). The Subsidiary holds/will hold equity or equity-like investments in partnerships. Going forward, all intercompany balances will be eliminated in consolidation, and the Company will consolidate the Subsidiary for accounting purposes but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related consolidated financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X.

The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board Accounting Standard Codification Topic 946 “Financial Services-Investment Companies.”

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of June 30, 2024 and December 31, 2023, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of June 30, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period end are reflected in the Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Statements of Operations.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees will generally only be available to the Company as a result of closing investments, will normally be paid at the closing of the investments, are expected to be non-recurring and will be recognized as revenue when earned upon closing of the investment. The services provided vary by investment, but can include closing work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance- based fees.

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the Statements of Assets and Liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the financial statements when the deal origination costs are incurred, such deal origination costs will be reported on the Statements of Assets and Liabilities as a liability until the investment is recorded.

Distributions to Stockholders

Distributions to stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors and is generally based upon current and estimated net earnings. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Foreign security and currency translations

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective upon issuance and can be applied through December 31, 2024. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense.

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

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. As of June 30, 2024, the total organizational and offering fees incurred by the Company were $365,462.

Management Fees

Pursuant to the Investment Advisory Agreement, the Company’s Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) equal to 0.3125% (i.e., 1.25% annually) of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter.

For the three and six months ended June 30, 2024, the Company incurred Base Management Fees of $223,581 and $400,630, respectively.

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

Each year, the fee paid for the Incentive Fee based on capital gains is net of the aggregate amount of any previously paid Incentive Fee based on capital gains for all prior periods. The Company will accrue, but will not pay, an Incentive Fee based on capital gains with respect to unrealized appreciation because an Incentive Fee based on capital gains would be owed to the Adviser if The Company were to sell the relevant investment and realize a capital gain.

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

For the three and six months ended June 30, 2024, the Company incurred Incentive Fees of $14,746.

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

Reimbursement of Certain Expenses

During the six months ended June 30, 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2024, the total costs reimbursable to Muzinich were $28,259, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of June 30, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co., Inc. held 1 share of the Company, approximately 0.0% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the three and six months ended June 30, 2024, the Company had no transactions with affiliated companies.

4.	Commitments and Contingencies

As of June 30, 2024, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of June 30, 2024, there were no capital calls or draw requests made by the portfolio companies. Any such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statement of Assets and Liabilities.

As of June 30, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024:

	June 30, 2024
	Amortized	Fair
	Cost	Value
Corporate Bond Investments	$34,385,730	$34,387,452
Senior Secured Loan Debt Instruments	11,980,969	12,081,852
Equity Investments - Preferred Stock	495,570	509,323
Short-Term Investments	24,449,048	24,448,910
Total Investments	$71,311,317	$71,427,537

100% of the investments held as of June 30, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2024 was as follows (the following table does not include short-term investments):

Industry	June 30, 2024
Consumer-Products	9.3%
Containers	9.2%
Energy	8.3%
Technology	7.2%
Homebuilders/Real Estate	6.5%
Chemicals	5.6%
Restaurants	5.1%
Building Materials	3.8%
Aerospace/Defense	1.7%
Leisure	1.7%
Broadcasting	1.7%
Super Retail	1.5%
Airlines	1.5%
Diversified Financial Services	1.4%
Gaming	0.7%
Total	65.2%

6.	Fair Value of Investments

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

The following table presents the fair value hierarchy as of June 30, 2024.

	Fair Value Hierarchy as of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$34,387,452	$-	$34,387,452
Senior Secured Loan Debt Instruments	-	7,102,002	4,979,850	12,081,852
Equity Investments - Preferred Stock	-	-	509,323	509,323
Short-Term Investments	-	24,448,910	-	24,448,910
Total	$-	$65,938,364	$5,489,173	$71,427,537

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024.

Senior Secured Loan Debt Instruments	For the six months ended June 30, 2024
Fair value, beginning of period	$-
Purchases of investments	4,856,582
Proceeds from principal pre-payments and sales of investments	-
Realized gain (loss)	-
Net change in unrealized appreciation/(depreciation)	118,328
Net accretion of discount on investments	4,940
Transfers into (out of) Level 3	-
Fair value, end of period	$4,979,850

Equity Investments – Preferred Stock	For the six months ended June 30, 2024
Fair value, beginning of period	$-
Purchases of investments	495,570
Proceeds from principal pre-payments and sales of investments	-
Realized gain (loss)	-
Net change in unrealized appreciation/(depreciation)	13,753
Net accretion of discount on investments	-
Transfers into (out of) Level 3	-
Fair value, end of period	$509,323

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of June 30, 2024.

Net Change in Unrealized Appreciation/(Depreciation)	For the six months ended June 30, 2024
Senior Secured Loan Debt Instruments	$118,328
Equity Investments – Preferred Stock	13,753
Total	$132,081

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value June 30, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$4,979,850	Discounted cash flow	Discount rate	7.56%	7.56%
Equity Investments - Preferred Stock	$509,323	Market approach	EBITDA multiples	6.04x	6.04
Total	$5,489,173

1)	Privately held assets without available third-party pricing or trading information.

7.	Net Assets

For the six months ended June 30, 2024, the Company had the following Common Stock issuances.

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.0	$72,000,000
May 20, 2024	24.7	$24,690

Distributions

For the six months ended June 30, 2024, the Company declared the following distribution.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568

8.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the six and three months ended June 30, 2024:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$803,270	$651,852
Weighted average common shares of common stock outstanding – basic and diluted	64,885.8	72,012.4
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$12.38	$9.05

9.	Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2024. The per common share data has been derived from information provided in the consolidated financial statements.

For the six months ended June 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,000.00

Results of Operations:
Net Investment Income (Loss) (1)	10.56
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	0.59
Net Increase (Decrease) in Net Assets Resulting from Operations	11.15

Distributions to Common Stockholders
Distributions from Net Investment Income	(8.23)
Net Decrease in Net Assets Resulting from Distributions	(8.23)

Net Asset Value, End of Period	$1,002.92

Shares Outstanding, End of Period	72,025.7

Ratio/Supplemental Data
Net assets, end of period	$72,236,392
Weighted-average shares outstanding (2)	64,885.8
Total Return (3)	1.15%
Portfolio turnover (4)	106.79%
Ratio of total expenses to average net assets (5)	10.07%
Ratio of net investment income (loss) to average net assets (5)	2.86%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the six months ended June 30, 2024.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

10.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2024, except as disclosed below.

On August 8, 2024, the Company declared a distribution of $9.59 per share, or $690,727, payable on August 19, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other consolidated financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich Corporate Lending Income Fund, Inc., and the “Adviser” refers to Muzinich Direct Lending Adviser, LLC, an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”).

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

Overview

The Company was formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of June 30, 2024, the Company has capital commitments from investors in the amount of $72,000,000. As of June 30, 2024, the Company has additional paid in capital in the amount of $72,025,618. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings (as defined below).

Subject to the overall supervision of the Board of Directors (“Board”) and in accordance with the 1940 Act, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended, and manages the Company’s investment activities pursuant to the Investment Advisory Agreement. The Adviser has entered into a resource sharing agreement with Muzinich & Co., Inc., pursuant to which Muzinich & Co., Inc. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to the Company under the Investment Advisory Agreement. Under the Investment Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fees (each as defined below). The Incentive Fees consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains. See the notes to the consolidated financial statements in this Form 10-Q for more information.

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

The Company will bear all other costs and expenses of its operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2023.

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

Portfolio and Investment Activity

As of June 30, 2024, the Company had 38 debt investments totaling $46,469,304, and 1 equity investment totaling $509,323 across 37 portfolio companies with an aggregate fair value of approximately $47 million. As of June 30, 2024, our debt investments consisted of corporate bonds and senior secured loans. Short-term investments as of June 30, 2024 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $24 million.

The Company’s investment activity for the six months ended June 30, 2024 is presented below (information presented herein is at cost unless otherwise indicated).

For the six months ended June 30, 2024
New investments:
Gross investment purchases	$144,790,811
Less: sold investments	(73,833,981)
Total new investments	$70,956,830

Principal/par/units amount of investments funded:
Corporate Bond Investments	$34,387,452
Term loan debt investments	12,081,852
Equity investments	509,323

Number of new investment commitments	74
Average new investment commitment amount	$1,483,762
Weighted average maturity for new investment commitments	2.7 Years
Percentage of new debt investment commitments at floating rates	35%
Percentage of new debt investment commitments at fixed rates	65%
Weighted average spread SOFR of new floating rate investment commitments	3.78%

As of June 30, 2024, the Company’s investments consisted of the following:

	June 30, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$34,385,730	$34,387,452	48.2%
Senior secured loan debt instruments	11,980,969	12,081,852	16.9%
Equity investments – Preferred Stock	495,570	509,323	0.7%
Short-term investments	24,449,048	24,448,910	34.2%
Total Investments	$71,311,317	$71,427,537	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2024:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Total investment income	$3,099,178	$1,357,930
Total expenses	2,413,840	864,844
Net investment income (loss)	685,338	493,086
Total net realized gains (losses)	1,711	(7,784)
Total net change in unrealized appreciation/(depreciation)	116,221	166,550
Total net realized and unrealized appreciation/(depreciation)	117,932	158,766
Net increase (decrease) in net assets resulting from operations	$803,270	$651,852

Investment Income

Investment income for the three and six months ended June 30, 2024 was as follows:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Interest from corporate bonds, term loan debt instruments, and preferred stock	$3,099,178	$1,357,930
Commitment fees	-	-
Interest from cash and cash equivalents	-	-
Interest from short-term investments	-	-
Total investment income	$3,099,178	$1,357,930

Expenses

Operating expenses for the three and six months ended June 30, 2024 were as follows:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Management fees	$400,630	$223,581
Other operating expenses	2,013,210	641,263
Total expenses	$2,413,840	$864,844

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

During the six months ended June 30, 2024, the Company issued 72,025.7 shares of common stock.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we had no off-balance sheet arrangements.

Discretionary Repurchase Program

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our Directors may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock. See the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2023 for more information regarding the Company’s discretionary repurchase program.

We did not repurchase any Common Stock during the six months ended June 30, 2024.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended June 30, 2024, the Company declared a distribution on May 9th, 2024, of $8.23 per Share, or $592,568.23, payable on May 20, 2024.

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal period ended December 31, 2023 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

For the three months ended June 30, 2024, the Company issued 24.7 shares under the DRP.

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

Base Management Fee

The Base Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

For the three and six months ended June 30, 2024, the Company incurred Base Management Fees of $223,581 and $400,630, respectively.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK (“Payment-In-Kind”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7% annualized).

We will pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

For the six months ended June 30, 2024, the Company incurred Incentive Fees of $14,746.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(74)	$-	$(74)
Base Interest Rate	-	-	-
+100 Basis Points	307	-	307
+200 Basis Points	624	-	624
+300 Basis Points	940	-	940

This analysis is indicative of the potential impact on our investment income as of June 30, 2024, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio after June 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

For the six months ended June 30, 2024, there were six floating rate loans held.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2023 (filed with the SEC on March 29, 2024), which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Muzinich Corporate Lending Income Fund, Inc.

Date: August 12, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: August 12, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer