Form 10-Q
period 2024-09-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2024-11-12
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

The issuer had 91,765.1 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2024.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended September 30, 2024

TABLE OF CONTENTS

	Index	Page No.
PART I.	FINANCIAL INFORMATION	1
Item 1.	Consolidated Financial Statements	1
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited) and December 31, 2023	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (Unaudited) and for the period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2024 and for the period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and for the period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)	4
	Consolidated Schedule of Investments as of September 30, 2024 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

i

Part I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $66,676,002 and $0, respectively)	$67,342,432	$-
Cash and cash equivalents	10,312,219	1,000
Receivables:
Interest and other	736,416	-
Total Assets	$78,391,067	$1,000

Liabilities:
Management fees payable	226,972	-
Organizational and offering fees payable	13,775	-
Professional fees payable	259,461	-
Securities purchased	4,989,478	-
Incentive fees payable	90,052
Accrued other general and administrative expenses	45,515	-
Total Liabilities	$5,625,253	$-

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 72,054.6 shares issued and outstanding as of September 30, 2024; and 1,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2023	72	-
Additional paid-in capital	72,054,625	1,000
Total distributable (accumulated) earnings (losses)	711,117	-
Total Net Assets	$72,765,814	$1,000
Total Liabilities and Net Assets	$78,391,067	$1,000
Net Asset Value Per Share	$1,009.87	$1,000.00

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)	For the Period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$4,488,529	$1,389,351	-
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	4,488,529	1,389,351	-
Total Investment Income	4,488,529	1,389,351	-

Expenses:
Management fees	627,602	226,972	-
Organizational fees (Note 3)	175,257	-	-
Offering fees (Note 3)	190,205	-	-
Professional fees	627,875	178,274	-
Directors’ fees and expenses	135,000	45,000	-
Purchased accrued interest expense	1,188,071	162,172	-
Incentive fees expense	90,052	75,306	-
Other general and administrative expenses	179,914	112,412	-
Total Expenses	3,213,976	800,136	-
Net Investment Income	1,274,553	589,215	-
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	53,430	51,719	-
Total net realized gains/(losses)	53,430	51,719	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	666,429	550,208	-
Total net change in unrealized appreciation/(depreciation)	666,429	550,208	-
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	719,859	601,927	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,994,412	$1,191,142	-
Basic and diluted net investment income (loss) per common share	$18.94	$8.18	-
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$29.64	$16.53	-
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	67,287.7	72,039.2	1.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)	For the Period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$1,274,553	$589,215	$-
Total net realized gains/(losses)	53,430	51,719	-
Total net change in unrealized appreciation/(depreciation)	666,429	550,208	-
Net Increase (Decrease) in Net Assets Resulting from Operations	1,994,412	1,191,142	-

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(1,283,295)	(690,727)	-
Dividends and distributions reinvested	53,697	29,007	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,229,598)	(661,720)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	72,000,000	-	1,000
Net Increase in Net Assets Resulting from Capital Share Transactions	72,000,000	-	1,000
Total Increase in Net Assets	72,764,814	529,422	1,000
Net Assets, Beginning of Period	1,000	72,236,392	-
Net Assets, End of Period	$72,765,814	$72,765,814	$1,000
Net asset value per share	$1,009.87	$1,009.87	$1,000.00
Common shares outstanding at the end of the Period	72,054.6	72,054.6	1.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2024 (Unaudited)	For the Period September 8, 2023 (commencement of operations) through September 30, 2023 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,994,412	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(666,429)	-
Net realized (gains)/losses on investments	(53,430)	-
Net accretion of discount and amortization of premium on investments	(471,201)	-
Purchases and drawdowns of investments	(168,794,315)	-
Sales and maturities of and principal paydowns on investments	102,642,943	-
Changes in operating assets and liabilities:
Interest and other	(736,416)	-
Management fees payable	226,972	-
Organizational and offering fees payable	13,775	-
Professional fees payable	259,461	-
Securities purchased	4,989,478	-
Incentive fees payable	90,052	-
Accrued other general and administrative expenses	45,515	-
Net cash provided by (used in) operating activities	(60,459,183)	-
Cash Flows from Financing Activities:
Distributions paid in cash	(1,283,295)	-
Distributions reinvested	53,697	-
Proceeds from issuance of common shares	72,000,000	1,000
Cash provided by (used in) financing activities	70,770,402	1,000
Net increase (decrease) in cash and cash equivalents	10,311,219	1,000
Cash and cash equivalents, beginning of period	1,000	-
Cash and cash equivalents, end of period	$10,312,219	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of September 30, 2024 (unaudited)

		Spread Above		Interest Rate/ Discount	Acquisition	Maturity/Expiration	Principal /		Fair	Percentage of Net
Portfolio Company	Industry	Index	Floor	Rate	Date	Date	Units	Cost (1)	Value (3)	Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024	2/15/2031	$1,000,000	$1,009,217	$1,021,699	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	9/30/2024	10/15/2032	$175,000	$175,000	$177,632	0.2%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	1/23/2024	4/20/2026	$977,083	$968,534	$975,667	1.3%
Antero Resources Corp	Energy	N/A	N/A	8.38%	1/24/2024	7/15/2026	$1,225,000	$1,257,596	$1,257,156	1.7%
Brinker International In	Restaurants	N/A	N/A	5.00%	1/23/2024	10/1/2024	$1,250,000	$1,250,000	$1,250,000	1.7%
Buckeye Partners Lp	Energy	N/A	N/A	4.13%	1/23/2024	3/1/2025	$855,000	$847,202	$847,915	1.2%
Carnival Corp	Leisure	N/A	N/A	7.63%	2/23/2024	3/1/2026	$1,200,000	$1,206,871	$1,211,622	1.7%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	2/15/2024	6/1/2027	$1,225,000	$1,226,692	$1,236,863	1.7%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,199,078	$1,227,722	1.7%
Dave & Buster’s Inc	Restaurants	N/A	N/A	7.63%	1/24/2024	11/1/2025	$1,225,000	$1,226,991	$1,225,773	1.7%
Energizer Holdings Inc	Consumer-Products	N/A	N/A	6.50%	2/2/2024	12/31/2027	$1,250,000	$1,247,434	$1,270,400	1.7%
Harvest Midstream I Lp	Energy	N/A	N/A	7.50%	6/27/2024	9/1/2028	$1,200,000	$1,218,342	$1,228,228	1.7%
Howard Midstream Energy	Energy	N/A	N/A	8.88%	6/27/2024	7/15/2028	$1,200,000	$1,269,214	$1,272,598	1.7%
Intelligent Packaging	Containers	N/A	N/A	6.00%	4/3/2024	9/15/2028	$750,000	$717,794	$743,717	1.0%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	6/27/2024	9/15/2028	$1,200,000	$1,119,549	$1,160,524	1.6%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,236,094	$1,246,260	1.7%
Lifepoint Health Inc	Healthcare	N/A	N/A	9.88%	9/10/2024, 9/11/2024	8/15/2030	$1,250,000	$1,364,196	$1,375,534	1.9%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	8/7/2024, 8/16/2024	8/15/2032	$600,000	$600,000	$629,952	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	9/11/2024, 9/12/2024	8/1/2028	$1,000,000	$982,718	$988,202	1.4%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	5/21/2024	1/15/2027	$500,000	$492,147	$497,579	0.7%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	6/17/2024	2/1/2026	$500,000	$495,674	$500,155	0.7%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	6/27/2024	10/1/2027	$1,558,000	$1,570,371	$1,590,699	2.2%
Owens-brockway	Containers	N/A	N/A	6.63%	2/7/2024	5/13/2027	$1,250,000	$1,248,708	$1,255,881	1.7%
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	6/17/2024	10/15/2027	$1,300,000	$1,222,214	$1,249,866	1.7%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$483,318	$495,215	0.7%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	8/15/2029, 8/29/2024	9/1/2029	$1,000,000	$1,000,000	$1,033,102	1.4%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	9/10/2024, 9/17/2024	9/15/2029	$525,000	$525,000	$535,175	0.7%
Rocket Software Inc	Technology	N/A	N/A	9.00%	4/16/2024	11/28/2028	$875,000	$875,000	$913,426	1.3%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	1/23/2024	5/15/2025	$1,300,000	$1,280,392	$1,277,830	1.8%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	9/3/2024, 9/4/2024	5/1/2028	$1,250,000	$1,194,806	$1,205,001	1.7%
Service Properties Trust	Homebuilders/Real Estate	N/A	N/A	5.25%	2/1/2024, 6/6/2024	2/15/2026	$1,250,000	$1,219,354	$1,228,455	1.7%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,431,898	$1,467,099	2.0%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	2/7/2024	2/15/2027	$1,275,000	$1,243,150	$1,264,546	1.7%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	2/15/2024	11/15/2027	$1,275,000	$1,244,004	$1,270,674	1.7%
Univision Communications	Broadcasting	N/A	N/A	6.63%	2/7/2024	6/1/2027	$1,250,000	$1,234,729	$1,252,294	1.7%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	7/22/2024, 7/24/2024	1/15/2030	$1,000,000	$1,000,000	$1,021,507	1.4%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	9/18/2024	9/15/2029	$275,000	$275,000	$289,240	0.4%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	9/10/2024, 9/11/2024	4/15/2026	$1,250,000	$1,240,978	$1,243,639	1.7%
Windstream Escrow Llc	Telecommunications	N/A	N/A	7.75%	8/28/2024, 8/29/2024	8/15/2028	$675,000	$662,756	$675,608	0.9%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	2/2/2024	6/15/2027	$1,300,000	$1,253,484	$1,281,121	1.8%
Total Corporate Bond Investments							$41,615,083	$41,315,505	$41,895,576	57.5%

Senior Secured Loan Debt Investments
PSA Worldwide T/L (2)	Diversified Support Services	N/A	-	12.00%	3/19/2024	3/19/2029	$4,918,528	$4,830,717	$4,958,455	6.8%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.41%	7/19/2024, 8/12/2024	6/23/2028	$675,000	$674,186	$675,722	0.9%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.91%	9/17/2024	4/6/2028	$598,492	$600,737	$598,026	0.8%
Boxer Paren Co Inc(AKA Banff Merger Sub Inc)	Technology	3 Month SOFR USD +3.75%	-	8.66%	9/17/2024	7/30/2031	$1,000,000	$1,000,000	$997,330	1.4%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	8.09%	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,933	$823,126	1.1%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	8.66%	5/6/2024	1/31/2030	$1,000,000	$1,007,127	$999,170	1.4%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	8.16%	9/24/2024	9/25/2031	$475,000	$472,625	$472,744	0.6%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.66%	6/24/2024	6/27/2031	$1,200,000	$1,201,463	$1,197,000	1.6%
Leslies Poolmart Inc	Super Retail	1 Month SOFR USD +2.75%	-	7.66%	7/18/2024	3/9/2028	$498,708	$470,032	$482,709	0.7%
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	8.16%	9/19/2024	9/19/2031	$275,000	$274,313	$274,656	0.4%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	8.41%	6/25/2024	4/8/2027	$1,196,970	$1,199,835	$1,198,633	1.6%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.70%	9/12/2024, 9/16/2024	9/12/2031	$1,033,000	$1,032,210	$1,031,709	1.4%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	8.16%	6/18/24, 6/27/2024	9/20/2030	$1,492,462	$1,497,864	$1,494,328	2.1%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.91%	9/27/2027	9/26/2031	$550,000	$547,250	$549,313	0.8%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.41%	6/27/2024	11/29/2030	$1,197,000	$1,197,000	$1,185,281	1.6%
Wilsonart LLC	Building Materials	3 Month SOFR USD +4.25%	-	9.16%	9/17/2024	8/5/2031	$600,000	$592,380	$592,998	0.8%
Total Senior Secured Loan Debt Investments							$17,537,981	$17,431,672	$17,531,200	24.0%

Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	3/19/2024	N/A	$495,570	$495,570	$480,672	0.7%
Total Preferred Stock							$495,570	$495,570	$480,672	0.7%

Total Equity Investments								$495,570	$480,672	0.7%

Short-Term Investments
United States Treasury Bill(3)	N/A	N/A	N/A	4.71%	7/16/2024	11/12/2024	$2,750,000	$2,733,255	$2,734,984	3.8%
United States Treasury Bill(3)	N/A	N/A	N/A	5.38%	6/6/2024	10/1/2024	$4,700,000	$4,700,000	$4,700,000	6.5%
Total Short-Term Investments							$7,450,000	$7,433,255	$7,434,984	10.3%

Total Non-Controlled/Non-Affiliated Investments								$66,676,002	$67,342,432	92.5%

Total Affiliated Investments								$-	$-	0.0%

Total Investments								$66,676,002	$67,342,432	92.5%

Assets in Excess of Other liabilities									5,423,382	7.5%
Net assets									$72,765,814	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)
(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

Muzinich Corporate Lending Income Fund, Inc. (the “Company,” “we,” “our,” or “us”) is a Delaware corporation formed on July 5, 2023. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

The Company’s investment activities are managed by Muzinich Direct Lending Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and an affiliate of Muzinich & Co., Inc. (“Muzinich”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies of the Company on an ongoing basis. Subject to the supervision of the Company’s board of directors (the “Board” or the “Board of Directors”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into and expects to enter into separate subscription agreements with a number of investors providing for the sale of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) to investors in multiple closings (“Closings”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) (such offerings, “Private Offerings”). The Company seeks to raise equity capital through the Private Offerings on a continuous basis through one or more Closings. To be accepted, an investor’s subscription request, including the full subscription amount, must be received in accordance with the provisions of the subscription agreement at least five business days prior to the respective Closing (unless waived by the Company).

In March 2024, the Company established a wholly owned subsidiary named Muzinich Corporate Lending Holding LLC (“Subsidiary”). The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Company is consolidated with the Subsidiary for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”).

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s consolidated financial statements include its accounts and the accounts of the Subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024 and December 31, 2023, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of September 30, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three and nine months ended September 30, 2024, the Company incurred offering costs of $0 and $190,205 respectively.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of common stock of the Company is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company will generally invest in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days at time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value.

The Company expects that there will not be readily available market values for many of the investments which are or will be in its portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Adviser’s valuation policy and process as described below. The factors that the Adviser may take into account in determining the fair value of the Company’s generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations of the Company’s investments for which market quotations are not readily available, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of the Adviser;

(3)	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

(4)	In following these approaches, the types of factors that are taken into account in determining the fair value of such investments include, as relevant, but are not limited to: comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of the Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	The Board of Directors oversees the Company’s valuation process and in support of this oversight, the Adviser provides periodic reports to the Board on valuation matters.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind Interest

The Company does not currently hold, but expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees will generally only be available to the Company as a result of closing investments, will normally be paid at the closing of the investment, are expected to be non-recurring and will be recognized as revenue when earned upon closing of the investment. The services provided vary by investment, but can include closing work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees.

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the consolidated financial statements when the deal origination costs are incurred, such deal origination costs will be reported on the Consolidated Statements of Assets and Liabilities as a liability until the investment is recorded.

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

The Company has adopted a Distribution Reinvestment Plan, pursuant to which it will reinvest all cash dividends declared by the Board of Directors on behalf of its stockholders who do not elect to receive their dividends in cash. For more information on the Distribution Reinvestment Plan, see “Note 7. Net Assets – Distribution Reinvestment Plan” in these Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact to its consolidated financial statements.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company must distribute to its stockholders on a timely basis each year at least 90% of its “investment company taxable income,” which is generally its net ordinary taxable income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

In order for the Company not to be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains that it recognized for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense.

In March 2024, the Company established the Subsidiary to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation and the Company is consolidated with the Subsidiary for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal.

3.	Related Party Transactions

Investment Advisory Agreement

On September 14, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the Company’s stockholders.

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. As of September 30, 2024, the total organizational and offering fees incurred by the Company were $365,462.

Management Fees

Pursuant to the Investment Advisory Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter shall be appropriately pro-rated (based on the number of days actually elapsed relative to the total number of days in such quarter). “Net assets” for purposes of calculating the Base Management Fee means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

For the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023, the Company incurred Base Management Fees of $226,972, $627,602, and $0, respectively.

Incentive Fee

Pursuant to the Investment Advisory Agreement, the Company incurs an incentive fee (the “Incentive Fee”) payable to the Adviser.

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Incentive Fee Based on Income

The portion of the Incentive Fee based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under the Company’s administration agreement with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”) (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

If the Investment Advisory Agreement is terminated prior to the termination of the Company (other than an instance in which the Adviser voluntarily terminates the agreement), the Company will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Investment Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all investments were liquidated for their then-current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to stockholders and paid as an Incentive Fee in accordance with the incentive fee calculation methodology, subject to the limitations set forth in Section 205(b)(3) of the Advisers Act. The Company will make the Termination Incentive Fee Payment in cash on or immediately following the date the Investment Advisory Agreement is so terminated.

The Investment Advisory Agreement was approved for an initial two-year term on September 14, 2023, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”) and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board or (2) a majority of the Company’s outstanding voting securities. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment.

For the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023, the Company incurred Incentive Fees of $75,306, $90,052, and $0, respectively.

Administration Agreement

The Company has entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank” or the “Administrator”), pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate.

Resource Sharing Agreement

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich, pursuant to which Muzinich makes certain personnel and resources available to the Adviser to provide certain investment advisory services to the Company under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse effect on the Company’s operations.

Reimbursement of Certain Expenses

During the nine months ended September 30, 2024 and for the period from September 8, 2023 (commencement of operations) through September 30, 2023, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2024 and 2023, the total costs reimbursable to Muzinich were $15,106 and $0, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of September 30, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

Co-Investment Exemptive Order

On February 2, 2021, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with its then-current investment objective and strategies.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023, the Company had no transactions with affiliated companies.

4.	Commitments and Contingencies

As of both September 30, 2024 and December 30, 2023, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of both September 30, 2024 and December 30, 2023, there were no capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of September 30, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024:

	September 30, 2024
	Amortized	Fair
	Cost	Value
Corporate Bond Investments	$41,315,505	$41,895,576
Senior Secured Loan Debt Instruments	17,431,672	17,531,200
Equity Investments - Preferred Stock	495,570	480,672
Short-Term Investments	7,433,255	7,434,984
Total Investments	$66,676,002	$67,342,432

The Company did not have any investments in its portfolio as of December 31, 2023.

100% of the Company’s investments as of September 30, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2024 was as follows (the following table does not include short-term investments):

Industry	September 30, 2024
Energy	9.5%
Containers	8.7%
Homebuilders/Real Estate	8.5%
Diversified Support Services	6.8%
Technology	6.8%
Chemicals	5.7%
Building Materials	5.0%
Restaurants	3.4%
Healthcare	3.3%
Services	3.1%
Diversified Financial Services	2.7%
Super Retail	2.7%
Consumer-Products	2.4%
Capital Goods	2.3%
Aerospace/Defense	1.7%
Broadcasting	1.7%
Leisure	1.7%
Publishing/Printing	1.4%
Airlines	1.3%
Utilities	1.1%
Telecommunications	0.9%
Automotive & Auto Parts	0.8%
Gaming	0.7%
Total	82.2%

6.	Fair Value of Investments

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

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon the Adviser’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach, and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by a disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

The following table presents the fair value hierarchy of the Company’s investments as of September 30, 2024:

	Fair Value Hierarchy as of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$41,895,576	$-	$41,895,576
Senior Secured Loan Debt Instruments	-	12,572,745	4,958,455	17,531,200
Equity Investments - Preferred Stock	-	-	480,672	480,672
Short-Term Investments	-	7,434,984	-	7,434,984
Total	$-	$61,903,305	$5,439,127	$67,342,432

The Company did not have any investments in its portfolio as of December 31, 2023.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

Senior Secured Loan Debt Instruments	For the nine months ended September 30, 2024
Fair value, beginning of period	$-
Purchases of investments	4,856,582
Proceeds from principal pre-payments and sales of investments	(37,168)
Realized gain (loss)	702
Net change in unrealized appreciation/(depreciation)	128,443
Net accretion of discount on investments	9,896
Transfers into (out of) Level 3	-
Fair value, end of period	$4,958,455

Equity Investments – Preferred Stock	For the nine months ended September 30, 2024
Fair value, beginning of period	$-
Purchases of investments	495,570
Proceeds from principal pre-payments and sales of investments	-
Realized gain (loss)	-
Net change in unrealized appreciation/(depreciation)	(14,898)
Net accretion of discount on investments	-
Transfers into (out of) Level 3	-
Fair value, end of period	$480,672

The Company did not have any investments in its portfolio for the period from September 8, 2023 (commencement of operations) through September 30, 2023.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of the nine months ended September 30, 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the nine months ended September 30, 2024
Senior Secured Loan Debt Instruments	$128,443
Equity Investments – Preferred Stock	(14,898)
Total	$113,545

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value September 30, 2024	Valuation Technique	Unobservable Input	Range/Input		Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid1)	$4,958,455	Discounted cash flow	Discount rate	8.13%		8.13%
Equity Investments - preferred Stock	$480,672	Market approach	EBITDA multiples	6.04	x	6.04	x
Total	$5,439,127

1)	Privately held assets without available third-party pricing or trading information.

7.	Net Assets

Common Stock Issuances

For the nine months ended September 30, 2024, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the Distribution Reinvestment Plan, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.0	$72,000,000

For the period from September 8, 2023 (commencement of operations) through September 30, 2023, the Company had the following Common Stock issuances:

Date	Shares issued and sold	Aggregate purchase price
September 8, 2023	1.0	$1,000

Distributions

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727

For the period from September 8, 2023 (commencement of operations) through September 30, 2023, the Company did not declare any distributions.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (“DRP”), pursuant to which it will reinvest all cash dividends and other distributions declared by the Board on behalf of its stockholders who do not elect to receive their dividends or other distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

No action is required on the part of a registered stockholder to have his, her or its cash dividend or other distribution reinvested in shares of Common Stock. Stockholders can elect to “opt out” of the DRP in their Subscription Agreement or terminate their participation in the DRP under its terms at a later date. If a stockholder elects to opt out of the DRP, it will receive any cash dividends or other distributions the Company declares in cash.

Shares of Common Stock will be issued to each stockholder who participates in the DRP (i) in the event that the applicable Reference NAV (as defined below) has been approved by the Board (or a committee thereof) prior to the payment date of such cash distribution (the “Payment Date”), on the Payment Date or (ii) otherwise, promptly after the date that the Reference NAV has been approved by the Board (or a committee thereof).

The purchase price for shares of Common Stock purchased under the DRP will be determined by dividing the total dollar amount of the distribution payable to a DRP participant by the net asset value per share of the Company’s Common Stock as of the last day of the fiscal quarter immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share of the Company’s Common Stock as of such day.

The following table reflects the shares issued under the DRP to participants from September 8, 2023 (commencement of operations) through September 30, 2024:

Record Date	Payment Date	Shares Issued
May 9, 2024	May 20, 2024	24.7
August 8, 2024	August 19, 2024	28.9

8.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the nine and three months ended September 30, 2024:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$1,994,412	$1,191,142
Weighted average common shares of common stock outstanding – basic and diluted	67,287.7	72,039.2
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$29.64	$16.53

9.	Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023. The per common share data has been derived from information provided in the consolidated financial statements.

	For the nine months ended September 30, 2024	For the period September 8, 2023 through September 30, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,000.00	1,000.00

Results of Operations:
Net Investment Income (Loss)(1)	18.94	-
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	8.80	-
Net Increase (Decrease) in Net Assets Resulting from Operations	27.74	-

Distributions to Common Stockholders
Distributions from Net Investment Income	(17.82)	-
Net Decrease in Net Assets Resulting from Distributions	(17.82)	-

Capital Share Transactions
Issuance of Common Stock(2)	(0.05)	-
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.05)	-

Net Asset Value, End of Period	$1,009.87	1,000.00

Shares Outstanding, End of Period	72,054.6	1.0

Ratio/Supplemental Data
Net assets, end of period	$72,765,814	1,000
Weighted-average shares outstanding(3)	67,287.7	1.0
Total Return(4)	2.78%	0.00%
Portfolio turnover(5)	109.23%	0.00%
Ratio of total expenses to average net assets(6)	7.79%	0.00%
Ratio of net investment income (loss) to average net assets(6)	3.02%	0.00%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Represents offering costs charged to paid-in capital.
(3)	Calculated for the nine months ended September 30, 2024.
(4)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(5)	Portfolio turnover is not an annualized amount.
(6)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $175,257 of Organizational Expenses, which were deemed to be non-recurring.

10.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2024, except as disclosed below.

On October 1, 2024, the Company sold 19,710.45 shares of common stock, par value $0.001 per share, for an aggregate offering price of $20,000,000. The sale of shares was made pursuant to subscription agreements entered into by the Company and its investors.

On November 7, 2024, the Company declared a distribution of $4.70 per share, or $431,296, payable on November 21, 2024.

On November 7, 2024, the Board of Directors of the Company approved an amendment to the Company’s DRP to clarify the method of calculation for the number of shares issuable under the DRP upon the Board’s declaration of a cash dividend. The amended DRP is effective as of November 21, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich Corporate Lending Income Fund, Inc., and the “Adviser” refers to Muzinich Direct Lending Adviser, LLC, an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof, or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II, Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including the current conflicts between Russia and Ukraine and Israel and Hamas;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Item 1A. Risk Factors” in Part II of this Form 10-Q and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Overview

We were formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated and intend to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As such, are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2024, we had capital commitments from investors in the amount of $72,000,000. As of September 30, 2024, we had additional paid-in capital in the amount of $72,054,625. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings (as defined below).

Subject to the overall supervision of our Board of Directors (the “Board”) and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and manages our investment activities pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with us. The Adviser has entered into a resource sharing agreement with Muzinich & Co., Inc., pursuant to which Muzinich & Co., Inc. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Investment Advisory Agreement. Under the Investment Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee (each as defined below). The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains. See the notes to the consolidated financial statements in this Form 10-Q for more information.

We have also entered into an administration services agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Servicing Agreement”), pursuant to which U.S. Bank provides accounting services to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

The Board has ultimate authority as to our investments, but it delegates authority to the Adviser to select and monitor our investments, subject to the supervision of the Board. A majority of the Board will at all times consist of members who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

Private Offerings and Liquidity Events

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s net asset value (“NAV”) per share. We reserve the right to issue shares of our Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing (as defined below). We may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act.

In our perpetual-life structure, we intend, subject to the Adviser’s commercially reasonable judgment and the Board’s sole discretion, to offer to repurchase our stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date (as defined herein), but we are not obligated to offer to repurchase Common Stock in any quarter in our discretion. Quarterly repurchases will be limited to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to our available cash, compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. We believe that our perpetual nature will enable us to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds.

We have conducted and expect to conduct private offerings (“Private Offerings”) of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Common Stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of Common Stock are being offered solely to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D.

We seek to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”), at which we accept funds from investors in connection with such investors’ purchases of shares of Common Stock (the first such Closing, the “Initial Closing,” and each subsequent closing, a “Subsequent Closing”). The Initial Closing occurred on January 19, 2024 (the “Initial Closing Date”). Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion).

The Board may, in its sole discretion, cause us to conduct a “Liquidity Event,” which is defined as including (1) an initial public offering (“IPO”) or listing of our securities on a national securities exchange (an “Exchange Listing”), or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock, in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser. We do not anticipate seeking stockholder approval to engage in a Liquidity Event, unless stockholder consent is required by applicable law. The decision to cause us to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and our portfolio composition. Our ability to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of our portfolio and prevailing market conditions at the time.

Should the Board determine to cause us to conduct a Liquidity Event, each stockholder will be required to cooperate with us and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate a Liquidity Event, it being understood that we may, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of any stockholders, make modifications to our constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of our stockholders are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in our Private Placement Memorandum.

Upon completion of any Liquidity Event, pre-existing stockholders may also be required to enter into a lock-up agreement with the underwriters of any Liquidity Event or otherwise for a period not to exceed 180 days (or such longer period as may be required or determined to be advisable by the underwriters of the IPO or otherwise based on prevailing market conditions and practice at the time).

Investment Objectives and Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We intend to invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. We generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $3 million and $100 million annually, but will typically target businesses with EBITDA between $3 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to an unsecured loan that typically ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We expect to invest in primary origination investments and also expect to invest a portion of our assets in more liquid credit investments (as described below). We expect to source our primary origination investments through the Adviser’s and its affiliates’ networks of relationships with financial intermediaries (including local and regional investment banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities to invest alongside one or more other investors. We expect to invest across a number of different industries.

Under normal circumstances, we will invest at least 80% of our total assets in debt instruments of corporate issuers, including directly originated loans, club deals (investments generally made by a small group of lenders), broadly syndicated loans (“BSLs”) (investments generally arranged or underwritten by investment banks or other intermediaries), high yield and/or investment grade bonds, structured credit investments (including indebtedness issued by collateralized loan obligation vehicles (“CLOs”)), and other debt-related instruments. The Adviser may, without limitation, lead and structure a transaction as sole lender, as the agent of a club credit facility (a group of similar direct lenders), or may participate as a non-agent investor in a large club or syndicated transactions. If we change our 80% policy, we will provide stockholders with at least 60 days’ prior notice of such change.

Although we plan to invest primarily in debt instruments of privately owned U.S. middle-market companies, we may invest a portion of our capital opportunistically in other types of investments, such as in debt instruments of foreign companies, large U.S. companies, and publicly held U.S. middle market companies, BSLs, CLOs, securities of other RICs, bridge financings, and/or equity instruments of private companies. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will not constitute more than 30% of our total assets. We intend to use open-market secondary purchases to maintain liquidity for our share repurchase program and to manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns. Secondary purchases may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, such that 70% of our assets would be qualifying assets.

We expect to co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 (the “Order”) permitting us to co-invest with certain affiliates. The Board has determined that it is advantageous for us to co-invest with other accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

ESG Investment Criteria

We avoid investing in companies that Muzinich considers to be fundamentally unsustainable in accordance with (i) certain exclusion criteria and (ii) Muzinich’s proprietary environmental, social and governance (“ESG”) scoring systems. Exclusion criteria are assessed prior to investment, and in case of our private debt investments will be applied only at the time of investment. Information on company conduct or involvement in excluded industries is sourced either from independent ESG data providers or directly from the companies themselves.

Key Components of Our Results of Operations

Investments

Our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.

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

Expenses

We anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser and its affiliates.

We will bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in Part I of our Annual Report on Form 10-K for the fiscal period ended December 31, 2023.

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

We have a limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Portfolio and Investment Activity

As of September 30, 2024, we had 56 debt investments totaling $59,426,776, and 1 equity investment totaling $480,672 across 55 portfolio companies with an aggregate fair value of approximately $59.9 million. As of September 30, 2024, our debt investments consisted of corporate bonds and senior secured loans. Short-term investments as of September 30, 2024 consisted of United States Treasury bills that will expire within one hundred and twenty days of purchase, with an aggregate fair value of approximately $7.4 million.

The Company’s investment activity for the nine months ended September 30, 2024 is presented below (information presented herein is at cost unless otherwise indicated).

For the nine months ended September 30, 2024
New investments:
Gross investment purchases	$168,794,315
Less: sold investments	(102,642,943)
Total new investments	$66,151,372

Principal/par/units amount of investments funded:
Corporate Bond Investments	$41,895,576
Term loan debt investments	17,531,200
Equity investments	480,672

Number of new investment commitments	100
Average new investment commitment amount	$1,332,777
Weighted average maturity for new investment commitments	3.5 years
Percentage of new debt investment commitments at floating rates	42%
Percentage of new debt investment commitments at fixed rates	58%
Weighted average spread SOFR of new floating rate investment commitments	3.72%

As of September 30, 2024, the Company’s investments consisted of the following:

	September 30, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$41,315,505	41,895,576	62.22%
Senior secured loan debt instruments	17,431,672	17,531,200	26.03%
Equity investments – Preferred Stock	495,570	480,672	0.71%
Short-term investments	7,433,255	7,434,984	11.04%
Total Investments	$66,676,002	$67,342,432	100.00%

As of September 30, 2023, we did not have any investments.

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

Typically, we will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the period from September 8, 2023 (commencement of operations) through September 30, 2023
Total investment income	$4,488,529	$1,389,351	$-
Total expenses	3,213,976	800,136	-
Net investment income (loss)	1,274,553	589,215	-
Total net realized gains (losses)	53,430	51,719	-
Total net change in unrealized appreciation/(depreciation)	666,429	550,208	-
Total net realized and unrealized appreciation/(depreciation)	719,859	601,927	-
Net increase (decrease) in net assets resulting from operations	$1,994,412	$1,191,142	$-

Investment Income

The following table presents our investment income for the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the period from September 8, 2023 (commencement of operations) through September 30, 2023
Interest from corporate bonds, and term loan debt instruments	$4,488,529	$1,389,351	$-
Commitment fees	-	-	-
Interest from cash and cash equivalents	-	-	-
Interest from short-term investments	-	-	-
Total investment income	$4,488,529	$1,389,351	-

Investment income increased from $0 for the period from September 8, 2023 (commencement of operations) through September 30, 2023 to $4,488,529 for the nine months ended September 30, 2024 as a result of the addition of investments to our portfolio.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023 were as follows:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the period from September 8, 2023 (commencement of operations) through September 30, 2023
Management fees	$627,602	$226,972	-
Other operating expenses	2,586,374	573,164	-
Total expenses	$3,213,976	$800,136	-

Total expenses increased from $0 for the period from September 8, 2023 (commencement of operations) through September 30, 2023 to $3,213,976 for the nine months ended September 30, 2024, primarily due to an increase in management fees as a result of investment activity.

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

Equity Activity

We have the authority to issue 1,000,000 shares of Common Stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the nine months ended September 30, 2024, we issued 72,054.6 shares of Common Stock. During the period from September 8, 2023 (commencement of operations) through September 30, 2023, we issued 1 share of Common Stock.

In conjunction with our formation, we issued and sold one share of Common Stock to Muzinich & Co., Inc., an affiliate of the Adviser, for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with the Adviser, under which the Adviser determines the securities and other assets that we will purchase, retain or sell; determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; identifies, evaluates and negotiates investments we make and/or the structure thereof (including, without limitation, performing due diligence with respect to any instrument and/or company in which we may invest); buys, sells, exchanges, redeems, holds, converts or otherwise deals with and/or executes transactions with respect to, any kind of security or other property in which we may invest; services and monitors our investments, including, without limitation, by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment; exercises or refrains from exercising any governance or ownership right conferred by a particular investment; enters into any foreign exchange and/or derivative transactions; and provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Investment Advisory Agreement. Under the Investment Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee. The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains.

Pursuant to the Administration Agreement, the Administrator will provide the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank, pursuant to which U.S. Bank will provide accounting services to us.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both September 30, 2024 and 2023, we had no off-balance sheet arrangements.

Discretionary Repurchase Program

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our directors may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock. See the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2023 for more information regarding our discretionary repurchase program.

We did not repurchase any Common Stock during the nine months ended September 30, 2024 or the period from September 8, 2023 (commencement of operations) through September 30, 2023.

Critical Accounting Policies

Valuation of Portfolio Securities

The NAV per share of our outstanding Common Stock is determined quarterly by dividing the fair value of total assets minus liabilities by the total number of shares of Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of our Common Stock at any Closing, as we reserve the right to issue shares of Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing.

We value our investments in accordance with the valuation policies and procedures approved by the Board (“Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee”. A readily available market quotation is not expected to exist for most of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by the Valuation Designee, subject to oversight by the Board, as set forth below:

1.	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

2.	Preliminary valuation conclusions are then documented and discussed with our senior management and that of our Adviser;

3.	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm;

4.	In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

5.	The Audit Committee of our Board reviews the valuations of the Adviser on a quarterly basis; and

6.	Our Board oversees our valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the nine months ended September 30, 2024, we declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To qualify for taxation as a RIC, we must, among other things, distribute to our stockholders on a timely basis each year at least 90% of our investment company taxable income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay a 4% nondeductible U.S. federal excise tax on certain undistributed income if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains that we recognized for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal period ended December 31, 2023 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

No action is required on the part of a registered stockholder to have his, her or its cash dividend or other distribution reinvested in our shares of Common Stock. Stockholders can elect to “opt out” of our DRP in their Subscription Agreement.

If any stockholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from us or any plan administrator we appoint (the “Plan Administrator”). Participation in the DRP will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares of Common Stock will be issued to each stockholder who participates in the DRP (i) in the event that the applicable Reference NAV (as defined below) has been approved by the Board (or a committee thereof) prior to the payment date of such cash distribution (the “Payment Date”), on the Payment Date or (ii) otherwise, promptly after the date that the Reference NAV has been approved by the Board (or a committee thereof).

If a stockholder seeks to terminate its participation in the DRP, notice of termination must be received by us or the Plan Administrator five business days in advance of the first calendar day of the next quarter in order for a stockholder’s termination to be effective for such quarter. Any transfer of shares of Common Stock by a participant to a non-participant will terminate participation in the DRP with respect to the transferred shares. If a participant elects to tender its shares of Common Stock in full, any shares of Common Stock issued to the participant under the DRP subsequent to the expiration of the tender offer will be considered part of the participant’s prior tender, and participant’s participation in the DRP will be terminated as of the valuation date of the applicable tender offer. Any distributions to be paid to such stockholder on or after such date will be paid in cash on the scheduled distribution payment date.

If a stockholder elects to opt out of the DRP, it will receive any cash dividends or other distributions we declare in cash. We may pay any Plan Administrator fees under the DRP.

The purchase price for shares of Common Stock purchased under our DRP will be determined by dividing the total dollar amount of the distribution payable to a DRP participant by the NAV per share of our Common Stock as of the last day of the fiscal quarter immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the NAV per share of our Common Stock as of such day. Shares of Common Stock issued pursuant to our DRP will have the same voting rights as the shares of Common Stock offered pursuant to the Private Offerings.

For the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023, we issued 28.9 shares, 54.6 shares and 0 shares under the DRP, respectively.

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

Compensation of Adviser

Under the Investment Advisory Agreement, we pay the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee. The Base Management Fee and Incentive Fee for any partial quarter will be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter).

Base Management Fee

The Base Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases we make during a calendar quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

For the three and nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023, we incurred Base Management Fees of $226,972, $627,602, and $0, respectively.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion of the Incentive Fee based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK (“Payment-In-Kind”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7% annualized).

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

For the three and nine months ended September 30, 2024 and the period from September 8, 2023(commencement of operations) through September 30, 2023, the Company incurred Incentive Fees of $75,306, $90,052, and $0, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher costs on any outstanding floating rate borrowings, which may reduce our net investment income.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(50)	$-	$(50)
Base Interest Rate	-	-	-
+100 Basis Points	200	-	200
+200 Basis Points	400	-	400
+300 Basis Points	600	-	600

This analysis is indicative of the potential impact on our investment income as of September 30, 2024, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio after September 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

For the nine months ended September 30, 2024 and the period from September 8, 2023 (commencement of operations) through September 30, 2023, there were fifteen and zero floating rate loans held, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws(1)

10.1	Form of Distribution Reinvestment Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich Corporate Lending Income Fund, Inc.

Date: November 12, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 12, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer