Form 10-K
period 2024-12-31
Muzinich Corporate Lending Income Fund, Inc.
filed 2025-03-28
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01659

Muzinich Corporate Lending Income Fund, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 has not been provided because there is no established market for the registrant’s common stock.

The issuer had 94,356.9 shares of common stock, $0.001 par value per share, outstanding as of March 27, 2025.

MUZINICH CORPORATE LENDING INCOME FUND, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

i

PART I.

Item 1. Business

The Company – Muzinich Corporate Lending Income Fund, Inc.

Muzinich Corporate Lending Income Fund, Inc. (the “Company,” “we,” “our,” or “us”) is a corporation that was formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Bylaws (as each may be amended from time to time) are collectively referred to as the “Organizational Documents.” We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the”1940 Act”). We have elected to be treated, qualify, and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

The Adviser – Muzinich Direct Lending Adviser, LLC

Our investment activities are managed by Muzinich Direct Lending Adviser, LLC, a Delaware limited liability company (the “Adviser”), an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”, and together with the Adviser and their other affiliates, collectively, “Muzinich”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of our Board of Directors (the “Board of Directors” or the “Board”), our Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Advisory Agreement. Through the Resource Sharing Agreement, our Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse consequence on our operations. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.”

The Board of Directors

The Board of Directors has ultimate authority as to our investments, but it delegates authority to the Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Certificate of Incorporation, the number of directors is fixed from time to time by the Board. A majority of the Board will at all times consist of directors who are not “interested persons” of us, our Adviser or of any of their respective affiliates, as defined in the 1940 Act (the “Independent Directors”). Under the Certificate of Incorporation, the Board is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes will hold initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting of our stockholders. At each annual meeting of our stockholders following the adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Advisory Agreement

Under the terms of the Advisory Agreement, the Adviser:

●	determines the securities and other assets that we will purchase, retain or sell;

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates our investments and/or the structure thereof (including, without limitation, performing due diligence with respect to any instrument and/or company in which we may invest);

●	buys, sells, exchanges, redeems, holds, converts or otherwise deals with and/or executes transactions with respect to any kind of security or other property in which we may invest;

●	services and monitors our investments, including without limitation by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment;

●	exercises or refrains from exercising any governance or ownership right conferred by a particular investment;

●	enters into any foreign exchange and/or derivative transactions; and

●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Advisory Agreement.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar or other services to others as long as its services to us are not impaired.

The Advisory Agreement provides that the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as our investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss from a breach of fiduciary duty.

The Advisory Agreement was approved by our Board for an initial two-year term on September 12, 2023, and commenced such term on September 14, 2023. The Advisory Agreement will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who Independent Directors and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board or (2) a majority of our outstanding voting securities. The Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by us (following a determination by the Board or by vote of a majority of our outstanding voting securities) or by the Adviser. The Advisory Agreement shall automatically terminate in the event of its assignment.

Compensation of the Adviser

Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee (each as defined below). The cost of both the Base Management Fee and the Incentive Fee are ultimately borne by our stockholders.

Base Management Fee

Our Adviser accrues, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. Such amount is appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases we make during the calendar quarter. The Base Management Fee for any partial quarter shall be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter). “Net assets” for purposes of calculating the Base Management Fee means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Incentive Fee

We incur an incentive fee (the “Incentive Fee”) payable to the Adviser. The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

We will pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No Incentive Fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7% annualized);

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (we refer to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

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

Administration Agreement and Fund Accounting Agreement

We have entered into an Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Agreement”), pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Each of the Administration Agreement and Fund Accounting Agreement have been approved by our Board.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser, subject to the oversight of the Board of Directors. We have a Chief Executive Officer, President and Chief Investment Officer, and Chief Financial Officer and Treasurer. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Muzinich.

General Portfolio Composition and Investment Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We intend to invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. We use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $3 million and $100 million annually, but will typically target businesses with EBITDA between $3 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to an unsecured loan that typically ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We expect to invest in primary origination investments and also expect to invest a portion of our assets in more liquid credit investments (as described below). We expect to source our primary origination investments through the Adviser’s and its affiliates’ network of relationships with financial intermediaries (including local and regional investment banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities to invest alongside one or more other investors. We expect to invest across a number of different industries.

Under normal circumstances, we expect to invest at least 80% of our total assets in debt instruments of corporate issuers, including directly originated loans, club deals (investments generally made by a small group of lenders), broadly syndicated loans (“BSLs”) (investments generally arranged or underwritten by investment banks or other intermediaries), high yield and/or investment grade bonds, structured credit investments (including indebtedness issued by collateralized loan obligation vehicles (“CLOs”)), and other debt-related instruments. The Adviser may, without limitation, lead and structure a transaction with us as the sole lender, as the agent of a club credit facility (a group of similar direct lenders), or as a non-agent investor in a large club or syndicated transaction. If we change our 80% policy, we will provide stockholders with at least 60 days’ prior notice of such change.

We expect to build a portfolio of approximately 25 to 30 (or more) private credit investments (including loans, bonds and other credit instruments that are issued in private offerings or issued by private companies), with no more than 10% of our assets invested in any one private credit investment and no more than 20% of our assets invested in private credit investments within a single industry, though our portfolio may be smaller if we are unable to raise sufficient capital. The private credit instruments included in our portfolio may include privately originated and privately negotiated investments that are (i) first lien senior secured and unitranche loans and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit. To a lesser extent, we may invest in special purpose vehicles and/or joint ventures that primarily hold loans or credit-like securities, and other debt and equity securities. The companies in which we invest may experience significant financial or business difficulties. We generally seek to lead the origination of our investments as the primary lender, and we may also participate in club deals (generally investments made by a small group of investment firms). Our investment strategy will also allocate a portion of the overall portfolio to more liquid credit investments, such as high yield and/or investment grade bonds, BSLs, CLOs, and other liquid securities, including, cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our private credit investments are typically expected to have maturities between three and eight years and to generally range in size between $10 million and $25 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks (or does not reach its target size). The Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that it determines to have attractive credit qualities. Our principal investment strategy does not include investments in start-ups or turn-around situations, real estate, regulated financial services, commodities, and businesses with significant technology risk. In addition, the Adviser avoids investing in companies which it considers to be fundamentally unsustainable. See “— ESG Investment Criteria.” While this approach is intended to manage certain risks, it could also impact our performance by limiting the availability of potential investments. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk-adjusted total returns.

Although we plan to invest primarily in debt instruments of privately owned U.S. middle-market companies, we may invest a portion of our capital opportunistically in other types of investments, such as the debt instruments of foreign companies, large U.S. companies, and publicly held U.S. middle market companies, BSLs, CLOs, securities of other RICs, bridge financings, and/or equity instruments of private companies. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will not constitute more than 30% of our total assets. We intend to use open-market secondary purchases to maintain liquidity for our share repurchase program and to manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns. Secondary purchases may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, such that 70% of our assets would be qualifying assets. See “— Regulation as a Private BDC — Qualifying Assets.” We expect to invest across a number of different industries.

The instruments in which we invest typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, the instruments would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization. See “Item 1A. Risk Factors—Risks Related to Our Portfolio Company Investments—Our debt investments may be risky, and we could lose all or part of our investment.” Some of the loans in which we may invest or to which we may be exposed through our investments in structured securities may be deemed “covenant-lite” loans, which means the loans contain fewer maintenance covenants than other loans (or may contain no such covenants) and contain fewer or no terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See “Item 1A. Risk Factors — Risks Related to Our Portfolio Company Investments — Our investments are very risky and highly speculative. — ‘Covenant-lite’ Obligations.”

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to stockholders and pay our operating expenses, including debt service to the extent we borrow or issues senior securities to fund our investments.

We expect to co-invest with other funds and accounts managed by the Adviser and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 (the “Order”) that allows us to make negotiated investments that would otherwise be prohibited as “joint transactions” under the 1940 Act. The Board has determined that it is advantageous for us to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

We expect to become a party to one or more debt financing arrangements that will allow us to borrow money and leverage our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. In connection with these or other borrowings, our lenders may require us to pledge some or all of our assets. In addition, the lenders may ask us to comply with certain positive or negative covenants that could have an adverse effect on our operations, which may include, but are not limited to, (i) financial and operating covenants that may restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters; (ii) requirements for us to pledge assets in connection with borrowings; (iii) limitations on our ability to finance additional loans and investments or incur additional debt; and (iv) restrictions on our ability to pay distributions to stockholders required to maintain our qualification as a RIC under the Code. We may borrow money and enter into transactions which may magnify the potential for gain or loss and may increase the risk of investing in us.

We anticipate raising additional equity capital for investment purposes through additional subscription agreements with investors in Subsequent Closings (as defined below). We may seek to consummate an initial public offering (“IPO”) and/or other listing of our shares of common stock (“Common Stock”) on a national securities exchange (an “Exchange Listing”) at some point in the future in accordance with the Securities Act of 1933, as amended (the “Securities Act”), subject to applicable Delaware law and the 1940 Act. However, there can be no assurances as to when or whether an IPO or an Exchange Listing may occur.

ESG Investment Criteria

We avoid investing in companies that Muzinich considers to be fundamentally unsustainable in accordance with (i) certain exclusion criteria and (ii) Muzinich’s proprietary environmental, social and governance (“ESG”) scoring systems, each as described in more detail below.

Exclusion Criteria. In accordance with Muzinich’s policies, we will not invest in any entity:

●	that Muzinich deems to be breaching, or to be at severe risk of breaching, certain recognized norms and/or international standards relating to respect for human rights, labor relations, protection from severe environmental harm, and fraud and/or gross corruption standards; or

●	that derives substantial revenues directly from:

○	manufacturing and/or retailing recreational cannabis or cannabis derivatives;

○	manufacturing controversial weapons or core essential components intended to be used in controversial weapons;

○	manufacturing tobacco products; or

○	mining or producing energy from thermal coal.

Exclusion criteria are assessed prior to investment, and in the case of our private debt investments will be applied only at the time of investment. Information on company conduct or involvement in excluded industries is sourced either from independent ESG data providers or directly from the companies themselves.

ESG Score: Private Debt. Each target company in our directly originated loan portfolio must have an ESG score of at least 9 out of 50 at the time of the investment decision. The ESG score is determined by Muzinich using its proprietary private debt ESG scoring methodology, which considers the ESG credentials of the portfolio company’s beneficial owners (e.g., senior management and/or private equity sponsor(s)), governance risks, environmental risks, and social risks. The highest possible score for a private debt portfolio company is 50 out of 50.

ESG Score: Other Investments. Portfolio company investments that are not private debt investments will generally be assigned an ESG score in accordance with Muzinich’s proprietary scoring methodology that applies to such investments, which uses data from a variety of data sources. If an instrument has been assigned a score, then that score must be at least 0.9 out of 5.0 at the time of the investment decision. If an instrument’s ESG score is subsequently determined to fall below 0.9 out of 5.0, then we will seek to divest from that instrument (subject to liquidity considerations). For the avoidance of doubt, we may invest in certain instruments that have not been assigned an ESG score at the time of investment (e.g., securitized products, new issues, etc.).

Detailed descriptions of Muzinich’s ESG scoring methodologies can be found in the Muzinich & Co. Responsible Investment Policy at www.muzinich.com.

Fees and Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and its affiliates.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	investment advisory fees, including Base Management Fees and Incentive Fees, payable to the Adviser pursuant to the Advisory Agreement;

●	fees and expenses payable under the Administration Agreement;

●	organization and offering expenses associated with our Private Offering (as defined below) and offerings by any feeder vehicles (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of participating intermediaries (if any)), including expenses incurred in connection with the provision of administrative or similar services by participating intermediaries for their clients and reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;

●	all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sources (including personnel dedicated to but not employed by the Adviser or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Adviser, with the oversight of the Board, where such internal personnel perform services that would be paid by us if outside service providers provided the same services), including fees, costs, and expenses relating to the engagement of our chief compliance officer and fees, costs and expenses arising from (x) costs, expenses and fees for hours spent by in-house attorneys and tax advisors that provide transactional legal advice and/or services to us or our portfolio companies on matters related to potential or actual investments and transactions and our ongoing operations and (y) expenses and fees to provide administrative and accounting services to us or our portfolio companies, and expenses, charges and/or related costs incurred directly by us in connection with such services (including overhead related thereto); provided, in respect of (x) and (y), that such fees, costs, and expenses (i) are specifically charged or specifically allocated or attributed by the Adviser, with the oversight of the Board, to us or our portfolio companies and (ii) that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services;

●	the cost of calculating our net asset value (“NAV”), including the cost of any third-party valuation services;

●	the cost of effecting any sales and/or repurchases of the Common Stock and other securities;

●	fees and expenses payable under the Placement Agent Agreement (as defined below) and any other placement agent agreements, if any;

●	interest, fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by us, including, but not limited to, the arranging thereof and related legal expenses;

●	all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of derivatives and hedging;

●	expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing our rights;

●	expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses or an appropriate portion thereof) of employees of the Adviser or its affiliates or our officers, to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

●	all fees, costs and expenses, if any, incurred by or on our behalf in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation, any legal, tax, administrative, accounting, travel, meal, accommodation, entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages or commitment fees that become payable in connection with any proposed investment that is not ultimately made, including forfeited deposits or similar payments;

●	the allocated costs incurred by the Adviser and its affiliates in providing managerial assistance to those portfolio companies that request it;

●	all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

●	investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors, to the extent properly borne by us), settling, monitoring and holding prospective or actual investments, including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meal, accommodation and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or such expenses are not capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which we may directly or indirectly participate in the acquisition, holding and/or disposition of such investments or which otherwise facilitate our investment activities, including without limitation any travel and accommodation expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Adviser or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses;

●	transfer agent, dividend agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	any applicable federal and state registration fees, franchise fees, stock exchange listing fees and fees payable to rating agencies;

●	Independent Directors’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Directors;

●	costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) compliance and attestations, costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies, and other reporting and compliance costs, including costs of outsourced compliance and chief compliance officer services and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

●	all fees, costs and expenses associated with the preparation and issuance of our periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including flat service fees), publishing (including time spent performing such printing and publishing services) and reporting expenses (including other notices and communications) in respect of us and our activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by us or the Adviser or its affiliates in connection with such provision of services thereby);

●	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs) and the costs of any stockholder or director meetings;

●	proxy voting expenses;

●	costs associated with an Exchange Listing (if any);

●	costs associated with the granting of registration rights, if any, to certain investors;

●	any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against us, and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of us and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

●	all fees, costs and expenses of any litigation, arbitration or audit involving us, any vehicle or our portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs;

●	all fees, costs and expenses associated with our information technology systems, including obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Adviser and/or its affiliates for data-related services provided to us and/or our portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services), reporting costs (including notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

●	the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of our election to be treated as a BDC;

●	costs associated with individual or group stockholders, including stockholder services;

●	fidelity bond, directors’ and officers’/errors and omissions liability insurance and other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

●	all fees, costs and expenses of winding up and liquidating our assets;

●	extraordinary expenses (such as litigation or indemnification payments);

●	all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings, including costs of outsourced compliance and chief compliance officer services, notices or disclosures related to our activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, Treasury International Capital Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act and Report of Foreign Bank and Financial Accounts reporting requirements applicable to us, or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which we engage in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to us and our affiliates and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to us, including those pursuant to applicable disclosure laws and expenses relating to Freedom of Information Act requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to us and out activities;

●	costs and expenses (including travel) in connection with the diligence and oversight of our service providers;

●	costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, and financial and other advisors representing such existing investors; and

●	all other fees, costs, and expenses that are specific to our operations.

From time to time, the Adviser or its affiliates may pay amounts owed by us to third party providers of goods or services. We will reimburse the Adviser or its affiliates for any such amounts paid on our behalf. From time to time, the Adviser or its affiliates may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our stockholders.

We have a limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Capital Resources and Borrowings

We anticipate further cash to be generated from proceeds of Subsequent Closings in respect of capital committed by investors in Private Offerings (as defined below), as well as cash flows from operations. Additionally, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the asset coverage requirement at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus also subject to 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

We may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Private Offerings and Liquidity Events

We are a non-exchange traded perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s NAV per share. We reserve the right to issue shares of Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing. We may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act.

We intend, subject to the Adviser’s commercially reasonable judgment and the Board’s sole discretion, to offer to repurchase our stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date (as defined below), but are not obligated to offer to repurchase Common Stock in any quarter. Quarterly repurchases will be limited to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to our available cash and compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk that we are a forced seller of assets in market downturns compared to non-perpetual funds.

We have conducted and expect to conduct further private offerings (“Private Offerings”) of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. Common Stock will be offered and sold in Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of Common Stock are offered solely to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D.

We seek to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”) at which we will accept funds from investors in connection with such investors’ purchases of shares of Common Stock (the first such Closing, the “Initial Closing,” and each subsequent closing, a “Subsequent Closing”). The Initial Closing occurred on January 19, 2024 (the “Initial Closing Date”). Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion). To be accepted, an investor’s subscription request, including the full subscription amount (a “Subscription Amount”) must be received in accordance with the provisions of the subscription agreement at least five business days prior to the respective Closing (unless waived by us). Any stockholder that seeks to purchase additional Common Stock will be required to enter into an additional short form subscription agreement with us (each such agreement, a “Short Form Subscription Agreement”). For the avoidance of doubt, to be accepted, a stockholder’s Short Form Subscription Agreement, including the full additional Subscription Amount, must be received in accordance with the provisions of the Short Form Subscription Agreement at least five business days prior to the respective Closing (unless waived by us).

The minimum initial Subscription Amount is $5,000,000 and the minimum subsequent Subscription Amount is $100,000. The minimum initial Subscription Amount and the minimum subsequent Subscription Amount may be waived by the Adviser in its discretion for reasons including, but not limited to, permitting investments by (a) employees of the Adviser and its affiliates and/or (b) other investors with whom the Adviser wishes to develop a relationship or whose investments are expected, over a reasonable period of time, to exceed the minimum initial investment requirement. The minimum subsequent Subscription Amount does not apply to purchases made under our distribution reinvestment plan (“DRP”). See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.” The minimum initial Subscription Amount and subsequent Subscription Amount may be amended at any time at the discretion of the Board.

Notwithstanding the submission of a Subscription Agreement or Short Form Subscription Agreement, we may reject subscriptions, in whole or in part, for any reason. If for any reason we reject an investor’s completed Subscription Agreement or Short Form Subscription Agreement, or if the Subscription Agreement or Short Form Subscription Agreement is canceled before it is accepted or withdrawn, we will return the Subscription Agreement or Short Form Subscription Agreement, as applicable, and any submitted funds, without interest or deduction.

The Board may, in its sole discretion, determine to cause us to conduct a “Liquidity Event,” which is defined as including (1) IPO or Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock, in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser. We do not anticipate seeking stockholder approval to engage in a Liquidity Event unless stockholder consent is required by applicable law. The Board’s decision to cause us to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and our portfolio composition. Our ability to commence and consummate a Liquidity Event is not guaranteed, and will depend on a variety of factors, including the size and composition of our portfolio and prevailing market conditions at the time.

Should the Board determine to cause us to conduct a Liquidity Event, each stockholder will be required to cooperate with us and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate a Liquidity Event, it being understood that we may, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of any stockholders, make modifications to our constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of our stockholders are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Private Placement Memorandum provided to our investors in connection with the Private Offerings of our Common Stock.

Risks of a Liquidity Event include the risk that the composition of the Board may change following consummation of the Liquidity Event, the risk that our stockholders experience a reduction in percentage ownership and voting power in any resulting entity, the risk that the anticipated benefits of any merger or other Liquidity Event are not realized by the resulting entity, the risk that a Liquidity Event could trigger “change of control” provisions and other restrictions in certain contracts to which we are a party, including any future credit facilities, and the risk that failure to obtain any required consents or waivers from counterparties under such contracts could permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreements.

Upon completion of any Liquidity Event, pre-existing stockholders may also be required to enter into a lock-up agreement with the underwriters of any Liquidity Event or other relevant parties for a period not to exceed 180 days (or such longer period as may be required or determined to be advisable by the underwriters of the IPO or otherwise based on prevailing market conditions and practice at the time).

Placement Agent Agreement

We are a party to a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. We will pay all expenses of the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

Regulation as a Private BDC

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company.

Any issuance of preferred stock must comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more.

Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities. We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter,” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under those limits, we generally cannot (i) acquire more than 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund, as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4, we may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the 1940 Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (meas ured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in our stock than if they were not subject to this restriction.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC.

(2)	Securities of any eligible portfolio company that we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

o	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

o	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

o	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

Limitations on Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement described above under “Qualifying Assets,” the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The offer to make available significant managerial assistance does not need to be accepted.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty on the last day of each calendar quarter, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or stock unless we meet the 150% asset coverage ratio requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the BDC’s common stock (that is, one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two directors to the board of directors of the BDC.

Code of Ethics

We and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our and the Adviser’s personnel. We have also adopted a code of ethics which applies to, among others, our directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

We will provide any person, without charge, upon request, with a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Other Considerations

As a BDC, we will not generally be able to issue and sell our Common Stock at a price below NAV per share. We may, however, issue and sell our Common Stock at a price below the current NAV of the shares of Common Stock, or issue and sell warrants, options or rights to acquire such Common Stock, at a price below the current NAV of the shares of Common Stock if the Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, we are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of a majority of the Independent Directors and, in some cases, prior approval by the SEC, including through an exemptive order (other than pursuant to current regulatory guidance). We expect to co-invest with other investment accounts and funds advised by the Adviser and its affiliates pursuant to the Order. Pursuant to the Order, the Board may establish objective criteria (“Board-Established Criteria”) clearly defining co-investment opportunities in which we will have the opportunity to participate alongside other public or private funds and accounts advised by the Adviser and/or its affiliates, including Muzinich & Co., that target similar assets. If an investment falls within the Board-Established Criteria, we must receive an offer for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting. See “General Portfolio Composition and Investment Strategy” for more information regarding the Order.

As a BDC, we expect to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

Valuation

As a BDC, we generally invest in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by our Board, market quotations are generally used to assess the value of our investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days at time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value.

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee.” A readily available market quotation is not expected to exist for most of the investments in our portfolio, and the Adviser determines the fair value of these investments in good faith in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”), subject to oversight by the Board. We may also retain independent valuation firm(s) to provide data and valuation analyses on our portfolio companies.

As Valuation Designee, the Adviser determines our NAV per share for each Closing as of the last day of each calendar quarter. The NAV per share of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of our Common Stock at any Closing, as we reserve the right to issue Common Stock at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Plan Assets

U.S. Department of Labor Regulation Section 2510.3-101, as modified by Section 3(42) of the Employee Retirement Income Security Act of 1974 (“ERISA”) (the “Plan Assets Regulation”) describes what constitutes the assets of a Plan (i.e., (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities) with respect to the Plan’s investment in an entity for purposes of the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. Under the Plan Assets Regulation, if a Plan invests in an “equity interest” of an entity that is not a “publicly offered security” (as discussed below) then the Plan’s assets will include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless either (i) the entity is an “operating company” or (ii) equity participation in the entity by Benefit Plan Investors (as defined below) is not “significant,” each as discussed below. Under the Plan Assets Regulation, investment in an entity is “significant” if participation by Benefit Plan Investors equals or exceeds 25% of any class of equity of us. For these purposes, the term “Benefit Plan Investor” is defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any “plan” as defined in and subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such person (each of the foregoing, a “Controlling Person”) is disregarded.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act, or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. For these purposes, a security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors that are independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. In addition, the Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that, when a security is part of an offering in which the minimum investment is $10,000 or less, as is the case with the Private Offerings, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

Until such time as our common stock constitutes a “publicly-offered security” under the Plan Assets Regulation, the Adviser intends to operate us so that our assets will not be considered “plan assets.” In that regard, the Adviser will seek to limit investment in us by Benefit Plan Investors to less than 25% of each class of equity interests in us, based upon assurance provided by investors.

Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Common Stock and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on companies registered under the Exchange Act and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, the Board has delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. This Policy is reviewed periodically by the Adviser and our directors who are not “interested persons” and, accordingly, is subject to change.

Introduction

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act in our best interests. As part of this duty, having accepted responsibility to vote proxies for and respond to consent solicitations regarding our portfolio holdings, the Adviser recognizes that it must act in this regard in a timely manner, free of conflicts of interest, and in our best interests.

Process and Procedures

The Adviser votes proxies relating to our portfolio securities in the best interest of our stockholders, taking into account such factors as it deems relevant, in its sole good-faith discretion. The Adviser reviews, on a case-by-case basis, each proxy or consent solicitation received to determine its impact on the pertinent portfolio interests we hold. In most cases the Adviser will vote in favor of proposals that the Adviser believes are likely to increase the value of these interests. Although the Adviser generally votes against proposals that may have a negative impact on any of our portfolio holdings, the Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by the Adviser’s senior Investment Team members. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that anyone involved in the decision-making process disclose to our Chief Compliance Officer any personal potential conflict of interest that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Personnel involved in the decision-making or vote administration process are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, the Adviser discloses such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

ESG-related proxy proposals are considered on a case-by-case basis. The Adviser may seek to engage, on a reasonable efforts basis, with an underlying investment or potential underlying investment in order to address material ESG factors identified during the due diligence process. Further details regarding the Adviser’s approach to engagement can be found in the Responsible Investment Policy (a copy of which is available at www.muzinich.com).

Proxy Voting Records

Our stockholders may obtain information without charge about how the Adviser voted proxies by making a written request for proxy voting information addressed to: Muzinich Direct Lending Adviser, LLC, 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations.

Privacy Principles

As a BDC and registered investment adviser, each of us and our Adviser, respectively, has adopted policies and procedures to protect the “nonpublic personal information” (“NPI”) of investors. Both we and our Adviser take seriously our responsibility to maintain the confidentiality of investor information.

Information We Collect

In the course of capital raising, asset management and related operational activities, each of us and our Adviser gains access to non-public personal information about our investors, such as from the following sources:

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

How We Use Information

We may use Confidential Investor Information to service our stockholders’ accounts, or to send stockholders annual reports, proxy statements or other information required by law, or for other purposes as permitted by applicable law.

Information We Disclose

We and the Adviser do not share Confidential Investor Information with any unaffiliated third parties, except in the following circumstances or as may otherwise be permitted or required by law:

●	As necessary to provide the service that the investor requested or authorized, or to maintain and service the investor’s account. We and/or the Adviser require that any financial intermediary, agent or sub-contractor utilized by us and/or the Adviser (such as brokers or fund administrators) comply with substantially similar standards for non-disclosure and protection of Confidential Investor Information and use the information provided by us and/or the Adviser only for the performance of the specific service requested by us and/or the Adviser.

●	As required by regulatory authorities or law enforcement officials who have jurisdiction over us and/or the Adviser, or as otherwise required or permitted by any applicable law. In the event we and/or the Adviser are compelled to disclose Confidential Investor Information, we and/or the Adviser, if permitted by law, may provide prompt notice to the affected investors, so that the investors may have the opportunity to seek a protective order or other appropriate remedy. If no protective order or other appropriate remedy is obtained and we and/or the Adviser are compelled to disclose Confidential Investor Information, we and/or the Adviser shall disclose only such information, and only in such detail, to the extent legally required as determined in its reasonable judgment.

●	To the extent reasonably necessary to prevent fraud, unauthorized transactions or liability.

We and the Adviser restrict access to Confidential Client Information to those personnel who need to know such information to provide services to clients.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other reports as we determine to be appropriate or as may be required by law. We are required to comply with all reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do, however, provide electronic or paper copies of our filings free of charge upon request.

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

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the IRS (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, certain former citizens or long-term residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation, or other entity treated as a corporation organized in or under the laws of the United States or any state or political subdivision thereof;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership (or other entity or arrangement treated as a partnership) for U.S. federal income tax purposes holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

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

Election to be Taxed as a RIC

We have elected to be treated, qualify, and intend to qualify annually as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders as dividends.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income, which is our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to timely distribute) to our stockholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute sufficient income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax.

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

(1)	at least 50% of the value of our assets consists of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

(2)	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more qualified publicly traded partnerships ((1) and (2) collectively, the “Diversification Tests”).

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to U.S. federal income tax.

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Part I. Item 1. Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or prevent us from satisfying the Excise Tax Avoidance Requirement.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset future capital gains. As a result of these limits on the deductibility of expenses over the course of one or more taxable years, we may have, for U.S. federal tax purposes, taxable income that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those taxable years.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates regardless of whether we make any distributions to our stockholders. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can may be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution as a taxable dividend to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each taxable year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in our income. Our ability to make either election will depend on factors beyond our control, and are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement. See “Item 1. Business—Taxation as a RIC.”

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-U.S. dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC by reason of failing to satisfy the 90% Income Test, we may structure such investment so that one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes earns such income. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

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

Summary of Risk Factors

Risks Relating to Our Business and Structure

●	We have a limited operating history, and our Adviser and personnel from Muzinich available to our Adviser through the Resource Sharing Agreement have limited to no experience managing a BDC.

●	It may take us time to invest the capital raised in the Private Offerings, during which time our yields from our investments, and the amount we may distribute to stockholders, may be limited.

●	We are a non-diversified investment company within the meaning of the 1940 Act; therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, and as a result, our investments may be concentrated in relatively few portfolio companies or market sectors, increasing the risk of volatility in our performance.

●	We are subject to regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

●	We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

●	We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success. These entities, their personnel and their affiliates may have certain conflicts of interest.

●	Our ability to grow depends on our ability to raise sufficient capital, which may not be available to us or may only be available on terms that are not favorable to us.

●	We operate in a highly competitive market for investment opportunities.

●	We are subject to risks associated with the fees payable to the Adviser under the Advisory Agreement. For example, even if the value of your investment declines, the Base Management Fee will still be payable, and the Incentive Fee may induce the Adviser to make speculative investments.

●	We are subject to risks related to investors in us. For example, certain investors will be limited in their ability to make significant investments in us. On the other hand, controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

●	We may determine to fund a portion of our investments in the future with preferred stock, which would increase our risk profile and magnify the potential for gain or loss.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, subject to restrictions under the 1940 Act.

●	We are subject to certain risks associated with the Adviser. For example, the Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Advisory Agreement. In addition, the Adviser could resign on 60 days’ notice, and we may not be able to find a suitable replacement during that time, which could significantly and adversely impact our business and financial condition.

●	We are subject to certain risks associated with CLOs. For example, our investments in third-party CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies. In addition, we may form one or more CLOs ourselves, the creation of risk may subject us to certain structured financing risks.

●	Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative, and the middle-market companies in which we intend to invest are subject to numerous risks.

●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.

●	The value of our portfolio securities may not have a readily available market quotation and, in such a case, the Adviser will value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

●	We are subject to risks associated with ESG considerations.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	By originating loans to companies that are experiencing or, after investment, experience significant financial or business difficulties, we may be exposed to distressed lending risks.

●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

●	We may invest in derivatives or other assets, for hedging or other purposes, that expose us to certain risks, including market risk, liquidity risk, and other risks similar to those associated with the use of leverage.

Risks Relating to the Offering and Ownership of Our Common Stock

●	Our shares of Common Stock are subject to significant transfer restrictions, and an investment in our Common Stock generally will be illiquid.

●	We may not be able to pay you distributions on our Common Stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

●	We may experience fluctuations in our quarterly results.

●	You may be subject to the short-swing profits rules under the Exchange Act as a result of your investment in us.

●	You may receive shares of our Common Stock as dividends, rather than cash, and because the distribution of our Common Stock will generally still be treated as a dividend for U.S. federal income tax purposes, this could result in adverse tax consequences to stockholders.

●	If we do not maintain RIC tax treatment under the Code, the resulting corporate taxes and/or penalties could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

Risks Relating to Our Business and Structure

We have a limited operating history.

We were formed in July 2023. Commensurate with this shorter operating history, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. The results of any other funds or accounts managed by our Adviser or any of its affiliates which have or have had an investment program which is similar to or different from our investment program may not be indicative of the results that we may achieve. We have and expect to have a different investment portfolio and expect to employ different investment strategies and techniques from such other funds and accounts. Accordingly, our results may differ from and are independent of the results obtained by such other funds and accounts.

It may take us time to invest the capital raised in the Private Offerings, during which time our yields from our investments, and the amount we may distribute to stockholders, may be limited.

We anticipate that it could take some time to invest the capital we expect to raise in our Private Offerings due to general market conditions and the time necessary to identify, evaluate, structure, negotiate and close suitable private credit investments. During this initial period, we may invest a greater amount of our assets from time to time in temporary investments, such as cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, including BSLs and CLOs, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, to comply with the RIC diversification requirements. These investments may earn yields substantially lower than the interest, dividend or other income that we seek to receive from suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested. We will pay investment advisory fees to our Adviser under the Advisory Agreement throughout this period irrespective of our performance. If these fees and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

Muzinich personnel available to the Adviser through the Resource Sharing Agreement have limited experience managing a BDC.

Although Muzinich and its investment team are experienced in managing portfolios of assets in which we invest, they have limited experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage us as a BDC may differ from those previously employed by Muzinich and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or other entities that Muzinich has advised in the past, and our investment returns could be substantially lower than the returns achieved by other clients of Muzinich.

Our day-to-day investment operations are managed by the Adviser. Pursuant to its Resource Sharing Agreement with Muzinich & Co., our Adviser has access to Muzinich’s team of experienced investment professionals. Our Adviser may hire additional investment professionals to provide services to us, based upon its needs.

Under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets in securities of “qualifying assets,” which include qualifying U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. Our Adviser and its investment team have limited experience in managing this type of portfolio, which may hinder their respective abilities to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, subject to the Diversification Tests in Subchapter M of the Code; as a result, our investments may be concentrated in relatively few portfolio companies or market sectors, increasing the risk of volatility in our performance.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as non-diversified within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified company and may do so for an extended period of time.

We are subject to regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The 1940 Act imposes numerous regulatory constraints on the operations of BDCs. For example, as noted above, BDCs generally are required to invest at least 70% of their total assets in “qualifying assets,” as defined in the 1940 Act, and we must maintain a minimum asset coverage ratio of 150% (given our satisfaction of certain conditions under the 1940 Act). Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Most of our portfolio company investments constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act and more than 30% of our total assets are comprised of investments in non-qualifying assets. If we do not invest at least 70% of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and may not be able to take advantage of attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies which are not qualifying assets, which could result in the dilution of our position.

In addition, if we fail to comply with the regulations applicable to BDCs, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

These constraints, along with the U.S. federal income tax requirements discussed below, may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

We have elected to be treated, qualify, and intend to qualify annually as a RIC under Subchapter M of the Code; however, we cannot assure you that we will be able to qualify for and maintain RIC status. To qualify as a RIC, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

●	The Annual Distribution Requirement generally will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income for each taxable year. We expect to use debt financing, are subject to a minimum asset coverage ratio requirement under the 1940 Act, and we expect to be subject to certain financial covenants contained in future credit agreements and other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (in addition to any applicable U.S. state and local taxes).

●	The 90% Income Test requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities.

●	The Diversification Tests requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement, (a) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain qualified publicly traded partnerships. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC tax status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax (as well as any applicable U.S. state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of our income available for distribution and, accordingly, the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.

Our Adviser identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Pursuant to the Resource Sharing Agreement between our Adviser and Muzinich & Co., Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill these and other obligations of the Adviser under the Advisory Agreement. Accordingly, in addition to our reliance upon the personnel of the Adviser to provide services under the Advisory Agreement and the risks associated with that reliance (as described below), we also depend on the experience, diligence, skill and network of business contacts of Muzinich & Co. and its investment team for our success. Our operating results and future success may depend significantly on the continued service and coordination of the senior investment professionals of the Adviser and Muzinich & Co. If either of these parties were to lose the services of these investment professionals, our Adviser’s ability to service us could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that our Adviser will remain our investment adviser or that we will continue to have access to Muzinich & Co. or its investment professionals under the Resource Sharing Agreement. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; as such, the termination of the Resource Sharing Agreement may have a material adverse consequence on our operations.

Our ability to achieve our investment objective will depend on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. To accomplish this on a cost-effective basis, our Adviser must provide competent, attentive and efficient services to us. Our officers and the investment professionals of our Adviser have substantial responsibilities in connection with their roles at Muzinich & Co. and with respect to other clients of Muzinich & Co. and its subsidiaries, as well as with respect to the Adviser’s responsibilities under the Advisory Agreement. Further, we may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These and other demands on these individuals’ time may increase as the number of our investments grows, and these demands could be substantial and may slow our rate of investment. In order to grow, our Adviser (and its affiliates, including Muzinich & Co.) may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our ability to grow requires that Muzinich & Co. attract and retain new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills to manage our business effectively depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which Muzinich & Co. competes for experienced personnel, including other investment advisers and/or financial services companies, have greater resources than it has, which may stymie its ability to compete with such peers for this talent.

Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

Our Adviser and its affiliates, officers, investment professionals and employees serve or may serve as investment advisers, officers, directors or principals of other entities, including investment companies, other BDCs or private funds, that operate in the same or a related line of business as us. Accordingly, these individuals may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of our stockholders. Moreover, our Adviser has entered into a Resource Sharing Agreement with Muzinich & Co. whereby Muzinich & Co. provides our Adviser with the resources — including the relevant individuals — necessary to fulfill the Adviser’s obligations under the Advisory Agreement. Although the Adviser and these individuals will devote as much time to the management of our investments as they deem appropriate to perform their duties in accordance with the Advisory Agreement and in accordance with reasonable commercial standards, the investment professionals of the Adviser may have conflicts in allocating their time and services among us and other entities they advise. Our Adviser and its affiliates are not restricted from managing and/or forming additional funds, from entering into other investment advisory relationships or from engaging in certain other business activities, even though such activities may involve substantial time and resources of our Adviser and its professional staff. These activities may be viewed as creating a conflict of interest, and any such conflict could inure to the detriment of our business, financial condition and results of operations.

In addition, an investment vehicle and/or other account managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result of the foregoing, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates, if, for example, the Adviser determines, in its discretion, that an investment is not appropriate for us. In any such case, if our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments between us and other entities managed by our Adviser and/or its affiliates may be made only pursuant to the terms and conditions set forth in the Order.

Our ability to grow depends on our ability to raise sufficient capital, which may not be available to us or may only be available on terms that are not favorable to us.

We may need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital on terms that are favorable to us or at all, which could result in us being unable to structure our investment portfolio as anticipated and achieve our investment objectives. The returns achieved on these investments may also be reduced as a result of allocating our expenses over a smaller asset base.

We expect to use debt financing and may issue additional securities to fund our growth, if any. Unfavorable economic or general market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy, which could decrease our earnings, if any. In addition, difficulty raising capital on favorable terms may arise due to circumstances that are beyond our control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a general economic downturn or any potential operational problem that affects us or our third-party service providers, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, under specified conditions, we will be permitted to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board’s assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Furthermore, additional equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Common Stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. We cannot assure you that we will be able to obtain lines of credit, issue additional securities or otherwise raise additional capital at all or on terms that are acceptable to us.

We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.

We may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of our investment strategy, which is known as “leverage.” Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to declare dividends on our Common Stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. There can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Additionally, the use of leverage may increase our expenses, including advisory fees paid to the Adviser, and create certain potential conflicts of interest (including incentivizing the Adviser to utilize leverage to increase advisory fees).

Furthermore, any credit agreement or other debt financing agreement into which we may enter may impose financial and operating covenants that restrict our investment activities, our ability to call capital, remedies on default and similar matters. In connection with borrowings, our lenders may also require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments without regard to the underlying value of their investment.

Lastly, we may be unable to obtain any desired leverage, which would affect our ability to execute on our investment strategy and, in turn, our investors’ return on their investment in us.

We operate in a highly competitive market for investment opportunities.

The activity of identifying and completing the types of investment opportunities targeted by our Adviser is highly competitive and involves a significant degree of uncertainty. A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds (including hedge funds) and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time. Moreover, it is possible that competition for appropriate investment opportunities may increase, thus further reducing the number of opportunities available to us.

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

Even if the value of your investment declines, the Base Management Fee will still be payable. The Base Management Fee is calculated as a percentage of average net assets calculated based on our net assets at the end of each of the two most recently completed calendar quarters (excluding uninvested cash and cash equivalents, which are defined for these purposes as U.S. government securities and investment grade debt instruments maturing within one year of our purchase of such instrument). Accordingly, the Base Management Fee is payable regardless of whether the value of our net assets and/or your investment has decreased.

The Incentive Fee may induce the Adviser to make speculative investments.

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

Private funds that are excluded from the definition of “investment company” pursuant to Section 3(c)(1) or Section 3(c)(7) of the 1940 Act are generally restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, certain investors may be precluded from acquiring additional shares of Common Stock at a time that they might desire to do so, and we will not be able to access or utilize the capital contributions of such investors due to these restrictions.

Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

Certain stockholders may own a significant portion of our Common Stock. Therefore, these entities may be able to exert influence over our management and policies and may have significant influence on votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of us and might ultimately affect the market price of our Common Stock, should a market for our Common Stock develop.

In the future, we may decide to fund a portion of our investments by issuing preferred stock, which would increase our risk profile and magnify the potential for gain or loss.

In the future, we may decide to fund investments by issuing preferred stock. Preferred stock, which is a form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we may issue in the future must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. To the extent we decide to issue preferred stock, investors in our common stock and preferred stock will be subject to these risks, as applicable.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, subject to the restrictions under the 1940 Act.

Absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. However, our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval, subject to the restrictions under the 1940 Act. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our Common Stock. Nevertheless if such changes were to occur, they could adversely affect our business and financial condition and impact our ability to make distributions.

Our Adviser can resign on 60 days’ notice, and the Resource Sharing Agreement may be terminated on 60 days’ notice. We and/or our Adviser, respectively, may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business and results of operations.

Under the Advisory Agreement, our Adviser has the right to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If our Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions (including dividends on our preferred stock, if any) are likely to be adversely affected, and the market price of our Common Stock, if a market develops, may decline.

Moreover, pursuant to the Resource Sharing Agreement, Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable our Adviser to fulfill its obligations under the Advisory Agreement, and such Resource Sharing Agreement may be terminated on 60 days’ notice. If Muzinich & Co. were to terminate the Resource Sharing Agreement, our Adviser may be required to seek to find an alternate means of fulfilling its obligations under the Advisory Agreement, or to resign. If the Adviser is unable to find an alternate means of fulfilling these obligations, its services to us may be negatively affected or disrupted, which could have a material impact on our business, financial condition and results of operations.

Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Advisory Agreement.

Pursuant to the Advisory Agreement, our Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser will not be liable to us for their acts under the Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account, which could impair our business and financial condition.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the provision of exemptive relief from the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate absent approval of the Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or, in some cases, the provision of exemptive relief from the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval from the SEC. The analysis of whether a particular transaction constitutes a “joint transaction” requires a review of the relevant facts and circumstances then existing.

We may rely on exemptive relief granted to us, the Adviser and certain of its affiliates by the SEC that allows us to engage in co-investment transactions with other funds managed by the Adviser and/or its affiliates, subject to certain terms and conditions. We expect to co-invest on a concurrent basis with funds managed by our Adviser and/or its affiliates unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. If our Adviser decides not to proceed with an investment on our behalf, the diligence expenses and related costs associated with the investment opportunity will be allocated between us and the other applicable entities pursuant to an expense allocation policy adopted by Muzinich & Co. In certain circumstances, negotiated co-investments may only be made pursuant to the terms and conditions set forth in the exemptive relief we have obtained from the SEC.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend any such program.

Although we expect to adopt a share repurchase program beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, our Board may not adopt a share repurchase program, and if such program is adopted, our Board may amend or suspend the share repurchase program at any time in its discretion. Stockholders may not be able to sell their Common Stock on a timely basis in the event our Board amends, suspends, or terminates the share repurchase program, absent a Liquidity Event, and we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Organizational Documents or otherwise to effect a liquidity event at any time. We will notify stockholders of such developments in our quarterly reports or other filings. We cannot make assurances as to the terms of any future share repurchase program at this time.

Our investments in third-party CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

We may invest in third-party CLOs. When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche).

As a BDC, we may not acquire CLOs unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” The CLOs that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs and generally will not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these events occur, it could materially and adversely affect our operating results and cash flows.

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

The accounting and tax implications of investments in CLO securities are complicated. In particular, reported earnings from the equity tranche investments of CLOs are recorded under U.S. GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO that ends within our fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

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

We may form one or more CLOs to finance our investments, the creation of which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO that we hold will be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests based on interest coverage or other financial ratios or other criteria may restrict the CLO’s ability to pay us as holder of the CLO’s debt and/or equity interests. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO in amounts necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which, if unremedied, would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing its earnings and, in turn, cash potentially available for distribution to us that we may in turn distribute to our stockholders.

To the extent that any losses are incurred by a CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO, and we will rank behind all creditors of the CLO.

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

Certain provisions of our Organizational Documents, the Delaware General Corporation Law (“DGCL”), and other aspects of our structure could deter takeover attempts.

The DGCL contains provisions that are intended to discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Organizational Documents also contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also could have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve such a business combination in the prescribed manner. If our Board of Directors does not approve a business combination, Section 203 of the DGCL could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that could make it difficult for a third party to obtain control of us, including provisions of our Organizational Documents classifying our Board of Directors in three classes serving staggered three-year terms, and provisions of our Organizational Documents authorizing our Board of Directors to classify or reclassify shares of our preferred stock, if any, in one or more classes or series, to cause the issuance of additional shares of our Common Stock or preferred stock, and to amend our Organizational Documents without stockholder approval, in certain instances. These provisions, as well as other provisions of our Certificate of Incorporation and bylaws, could delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

As a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

Our business is subject to legal and regulatory risks associated with ESG investing.

Legal and regulatory changes could occur that may adversely affect us at any time with respect to ESG investing. The legal and regulatory environment for BDCs and other vehicles that invest according to ESG criteria is evolving, and changes in the regulation and market perception of ESG criteria, including changes to existing laws and regulations and increased criticism of ESG by some politicians, government representatives, regulators and market commentators, may adversely affect the our ability to pursue our investment strategy, its ability to obtain leverage and financing and the value of investments held by us. In recent years, increases in the capital allocated to ESG investment strategies have led to increased governmental scrutiny of ESG investing, and certain legislation and regulation proposing greater regulation of ESG investing periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures.

It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to us, the Adviser, their respective affiliates, the markets in which they trade and invest, the stockholders or the counterparties with which they do business, or what effect such legislation or regulations might have. There can be no assurance that we, the Adviser or our respective affiliates will be able, to comply with future laws and regulations, and any regulations that impose additional requirements on ESG investing could have a material adverse impact on us or our portfolio. To the extent that we become subject to additional ESG regulations by various agencies in the United States or non-U.S. jurisdictions, the costs of compliance will be borne by us.

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

CFTC rulemakings may have a negative impact on us and our Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Although such transactions are not our principal investments, engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Our use of derivatives may also be limited by the requirements of the Code for qualification as a RIC for U.S. federal income tax purposes. In the event that our Adviser is required to register as a CPO, our disclosure and operations would need to comply with all applicable CFTC regulations. Compliance with these additional registration and regulatory requirements could increase operational expenses and negatively impact our business and financial condition.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries as needed to enforce our rights, as compared to the United States or other countries. Further, to the extent we or a portfolio company may obtain a judgment but are required to seek its enforcement in the courts of one of these countries, there can be no assurance that such courts will enforce such judgment.

We may invest through various joint ventures.

From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, such as: the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Adviser pursuant to the Valuation Policy adopted by, and under the oversight of, our Board. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Force majeure events may adversely affect our operations.

We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect our ability or the ability of a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to us if an investment is affected, and any compensation provided by the relevant government may not be adequate.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

Our investments in senior secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky, and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans and Senior Secured Bonds. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries of the portfolio company, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that any collateral pledged by portfolio companies in which we take a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks become more pronounced in periods of rising interest rates and market volatility. To the extent our debt investments are collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan in full or at all should we be forced to enforce our remedies.

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

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we may receive equity interests, including preferred equity, warrants or options, as additional consideration and realize gains upon the disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. The value of equity securities may fall due to general market and economic conditions, perceptions regarding the markets in which the issuers of the equity securities participate, or factors relating to the specific issuers. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If we own a preferred security that is deferring its distribution, we may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their stockholders under the Code and to avoid U.S. federal income and/or excise taxes at our level, we may be required to distribute this income to stockholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, we may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income we actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, we may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

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

Loans Risk. The loans that we may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans we will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in herein, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which we may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, we will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in our NAV. In addition, we may not be able to readily dispose of its loans at prices that approximate those at which we could sell such loans if they were more widely traded and, as a result of such illiquidity, we may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, our yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including us. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by us may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If we attempt to sell a loan at a time when a financial institution is engaging in such a sale, the price we could get for the loan may be adversely affected.

We may acquire loans through assignments or participations. We will typically acquire loans in secondary market transactions through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

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

In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if it were investing directly in the loan, which may result in our being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation.

We also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive our interest in a loan directly from the borrower.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of our investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

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

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations in the equity markets and other factors, warrants and other equity investments may become worthless.

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

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in our control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by us.

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

We are exposed to credit risk, which is the risk that the value of our investments may change in response to the credit ratings of our portfolio securities or other instruments. High yield bonds, loans and other types of high yield debt securities or other instruments have greater credit risk than higher quality debt securities or other instruments because the companies that issue them are not as financially strong as companies with investment grade ratings and may be highly leveraged. The quality of our portfolio will have a significant impact on our earnings. Credit risk is a component of our valuation of our secured floating rate loans and other investments we may make. Generally, investment risk and price volatility increase as a security or instrument’s credit rating declines. Increased delinquencies and default rates would impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio securities often will not have readily available market quotations; in such cases, our Adviser, as our valuation designee, will determine the fair value of these investments in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize upon sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market quotations. The fair value of assets that are not publicly traded or whose market quotations are not readily available will be determined in good faith by the Adviser under procedures adopted by our Board. Our Adviser may also use the services of independent third-party valuation firms to assist in determining the fair value of any securities. Regardless, the determination of fair value in good faith may involve subjective judgments and estimates, and due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may differ significantly from the values that would have been used had a readily available market quotation existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

The participation of our Adviser in our valuation process could result in a conflict of interest, since the Base Management Fee is based in part on our net assets (excluding uninvested cash and cash equivalents, which are defined for these purposes as U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by us) and also because our Adviser is receiving a performance-based Incentive Fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, the value of our investments may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information. Such factors could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our Common Stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Finally, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises, or at times or in quantities that are optimal to maximize our gains on such investments. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments.

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

Our Adviser considers sustainability and/or ESG criteria in its investment process, and so may exclude, limit or enhance our exposure to companies, industries or sectors based on the extent to which they meet our sustainability and/or ESG criteria. This process may result in us not investing in certain companies, and/or selling certain securities when it might otherwise be beneficial to do so. The use of sustainability and/or ESG criteria in the investment process may impact our investment performance, which may differ from other funds that do not apply sustainability and/or ESG criteria or do so differently. Additionally, our sustainability and/or ESG criteria may differ from an investor’s own subjective views of sustainability and/or ESG. Therefore, we may hold investments which may differ from what an investor considers necessary to satisfy sustainability and/or ESG criteria.

Our Adviser’s ESG assessment may have a negative impact on our investments.

In evaluating an investment based on ESG criteria, the Adviser uses its own methodologies. The Adviser may depend upon publicly available information and data, which may be incomplete, inaccurate, inconsistent or unavailable. Therefore, there is a risk that the Adviser may incorrectly assess an investment. There is also a risk that the Adviser may not apply the relevant ESG criteria correctly or that we may gain limited exposure to investments which may not be consistent with the relevant ESG criteria used by us.

Our portfolio is subject to ESG sustainability risk.

Sustainability risk means an ESG event or condition that, if it occurs, could cause an actual or potential material negative impact on the value of one or more of our investments. Sustainability risks can either represent a risk of their own or have an impact on other risks and may contribute significantly to other risks, such as market risks, operational risks, liquidity risks or counterparty risks. Sustainability risks may have an impact on long-term risk adjusted returns for stockholders. Assessment of sustainability risks is complex and may be based on ESG data, which is difficult to obtain and incomplete, estimated, outdated or otherwise materially inaccurate. Even when identified, there can be no guarantee that the assessment of this data will produce relevant conclusions.

Loan prepayments by our portfolio companies may affect our ability to invest and reinvest available funds in appropriate investments.

Our loans to our portfolio companies may be prepayable, in whole or in part, at any time at the option of the obligor thereof at par plus accrued unpaid interest and prepayment premiums or breakage fees, if any. Prepayments on loans may be caused by a variety of factors and are difficult to predict. Consequently, there exists a risk that loans purchased at a price greater than par may experience a capital loss as a result of such prepayment. In addition, principal proceeds and prepayment premiums or breakage fees, if any, received upon any prepayment are subject to reinvestment risk, and if market spreads have decreased, the interest proceeds that we will earn from reinvestment may be reduced.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and certain decisions made by management of our portfolio companies could negatively impact the value of our investments.

We offer to make available managerial assistance to our portfolio companies consistent with 1940 Act requirements. However, when we make debt or minority equity investments, we are often subject to the risk that a portfolio company may make business decisions with which we disagree, or the risk that the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment and, in turn, our financial condition and results of operations.

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

Our failure to make follow-on investments in our portfolio companies could dilute our existing investment in such companies or negatively impact the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to:

●	increase or maintain in whole or in part our equity ownership percentage;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of our investment.

We will have the discretion to make follow-on investments, subject to potential contractual limitations or the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial or preceding investments, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC regulatory requirements or other requirements necessary to maintain our status as a RIC.

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

We are subject to covenant-related risks.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, accelerate the time when loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. Any of these events could negatively impact the value of our investment and, in turn, our results of operations. Further, if any of these risks were to occur, we may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our debt investments may be risky, and we could lose all or part of our investment.

The debt in which we invest is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s, lower than “BBB-” by Fitch or S&P). Such investments are generally referred to as “junk bonds,” “high yield” or “leveraged loans.” Securities in these lower rating categories (or unrated securities but deemed to be of comparable quality) are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be speculative with respect to the issuer’s ability to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. High yield securities are generally more volatile and may or may not be subordinated to certain other outstanding securities and obligations of the issuer, which may be secured by substantially all of the issuer’s assets. High yield securities may also not be protected by financial covenants or limitations on additional indebtedness. We also may invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

By originating loans to companies that are experiencing, or that after investment experience, significant financial or business difficulties, we may be exposed to distressed lending risks.

Although such loans are not part of our principal investment strategy, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. During an economic downturn or periods of fluctuating interest rates, such companies may experience stress that would adversely affect their ability to service their principal and interest payment obligations, to meet their projected business goals or to obtain additional financing. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Second priority liens on collateral securing debt investments that we may make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by us under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

We may be exposed to special risks associated with bankruptcy cases involving our portfolio companies.

Many of the events occurring in the course of a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. A bankruptcy filing of a portfolio company may adversely and permanently affect the market position and operations of the company. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in a financial reorganization will not, in most cases, pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

We may participate on committees formed by creditors to negotiate with debtors with respect to restructuring issues. There can be no assurance that our participation would yield favorable results, and such participation may subject us to additional duties, and trading restrictions. We may also receive illiquid securities in connection with a workout or bankruptcy proceeding, which may be subject to the risks inherent to illiquid securities discussed in this Form 10-K.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercised control over the borrower. For example, we could become subject to a lender’s liability claim if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act. Any such claims could distract our officers or employees of our Adviser or otherwise negatively impact our business or financial condition.

We have broad discretion over the use of proceeds of the funds we raise from investors, and may use such proceeds in ways with which stockholders may not agree or for purposes other than those contemplated at the time of the capital raise.

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

We have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds from such capital raisings in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of the capital raise. We will also pay operating expenses, and may pay other expenses such as due diligence expenses associated with potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in portfolio companies, are used to pay operating expenses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Adviser (pursuant to our Board’s appointment of the Adviser as valuation designee under Rule 2a-5) under procedures adopted by our Board. To this end, the Adviser may take into account the following types of factors, among others, in determining the fair value of our investments:

●	the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time);

●	the nature and realizable value of any collateral;

●	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

●	the markets in which the portfolio company does business;

●	a comparison of the portfolio company’s securities to similar publicly traded securities; and

●	other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser uses the pricing indicated by the external event to corroborate or revise its valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of the valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have or may be permitted to incur other debt, or issue other equity securities that rank equally with or senior to our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of the insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Borrowings by our portfolio companies are not subject to the limitations on borrowings set forth in the 1940 Act. Accordingly, some of our portfolio companies may be highly leveraged, which may have adverse consequences for these companies and for us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Our investments in these companies will accordingly increase in risk to the extent they incur leverage, thereby increasing the risk of investing in us.

Our investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public securities.

We may invest a portion of our portfolio in publicly traded assets, which assets are subject to separate and unique risks. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Adviser or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent to investments in U.S. companies.

Pursuant to our investment strategy, we may invest in the securities of non-U.S. companies, including companies located in countries with emerging markets, to the extent permissible under the 1940 Act. Such non-U.S. investments would not be considered “qualifying assets,” as defined under Section 55(a) of the 1940 Act and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, the legal remedies for investors may be more limited than the remedies available in the United States. Further, there can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in companies located in emerging markets may be greater than the risks associated with investments in foreign countries with developed economies.

From time to time, certain of the companies in which we invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed severe sanctions, embargoes, and other restrictive actions against Russia and Russian interests and have threatened additional sanctions and controls. Further, such controls have arisen in response to the ongoing conflict in the Middle East. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from the continued conflict between Russia and Ukraine, unrest in the Middle East, and other nations and regions, as well as changing national policy in the United States or other nations, as applicable, could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our investments to decline.

Any investments we may make that are denominated in a non-U.S. currency will be subject to the risk that the value of that currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the effects of the monetary policies of the United States, foreign governments, central banks or supranational entities, the level of short-term interest rates, differences in relative values of similar assets in different currencies, the imposition of currency controls, long-term opportunities for investment and capital appreciation and political developments. The economies of certain emerging market countries can be significantly affected by currency devaluations. We may, but are not required to, employ hedging techniques to attempt to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may invest in instruments with a deferred interest feature, which are subject to unique risks.

We may invest in instruments with a deferred interest feature (such as OID, debt instruments with PIK interest or zero-coupon securities). The risks presented by investments in PIK securities may include, but are not limited to, that (i) higher interest rates on PIK securities reflect the payment deferral and increased credit risk associated with such instruments and that such investments generally represent a significantly higher credit risk than coupon loans; (ii) even if accounting conditions were met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation; (iii) such securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; and (iv) PIK interest has the effect of generating investment income and increasing the Incentive Fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. Any or all of these events could negatively impact the value of our investment and, accordingly, our returns, financial conditions, and results of operations.

Further, market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. We may be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from offering proceeds or the sale of Company assets. The required recognition of OID, including PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

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

Hedging against a decline in the value of any of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which governs the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We may default under any future credit facilities in which we enter.

We expect to use borrowings to advance our investment objective and may enter into a credit facility in furtherance thereof. In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities we may enter into, distributions to stockholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

The purchase price per share of our Common Stock in connection with any closing after the Initial Closing will be greater than or equal to our then-calculated NAV per share as of the close of the last quarter preceding the applicable closing date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of our organizational and offering expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 under the 1940 Act (which generally prohibits us from issuing shares of Common Stock at a price below the then-current NAV of the shares of Common Stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). As a result, the purchase price for shares of Common Stock purchased in connection with any Closing after the Initial Closing may be higher than the previously disclosed NAV per share or price per share, and therefore an investor may receive fewer shares of Common Stock than if it had purchased shares of Common Stock in connection with a prior Closing.

Our Common Stock is subject to significant transfer restrictions, and an investment in our Common Stock generally will be illiquid.

Each investor in our Common Stock must be prepared to bear the economic risk of an investment in our Common Stock for an indefinite period. Shares of our Common Stock are subject to the restrictions on transfer described herein, in the subscription agreement, and as set forth in our Organizational Documents. In addition, an investment in our Common Stock is not freely transferable under the securities laws. Further, purchasers of shares of our Common Stock prior to any IPO and/or Exchange Listing (including purchasers in the Initial Closing) will not be permitted to transfer their shares of Common Stock without our prior written consent until a date to be established by us following our IPO and/or Exchange Listing. If an IPO and/or Exchange Listing does not occur, our common stockholders will be prohibited from transferring their shares of Common Stock without our prior written consent.

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

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. During the wind-down period, we may begin liquidating all or a portion of our portfolio, and we may deviate from our investment strategy of investing in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. It is expected that stockholders will receive cash in any liquidating distribution. However, if on the date of termination and dissolution, we own instruments for which no market exists or instruments are trading at depressed prices, such instruments may be placed in a liquidating trust. Stockholders generally will realize capital gain or loss in an amount equal to the difference between the amount of cash or other property received (including any property deemed received by reason of its being placed in a liquidated trust) and the stockholder’s adjusted tax basis in our Common Stock for U.S. federal income tax purposes.

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

We may not be able to pay distributions on our Common Stock, our distributions may not grow over time and a portion of our distributions may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, if any, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under any credit agreements or debt financing agreements we may enter into, and such other factors as our Board may deem relevant from time to time. The distributions we pay to our stockholders in a year may exceed current and accumulated earnings and profits for U.S. federal income tax purposes and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our Common Stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock.

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

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to be subject to tax as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify as a RIC for U.S. federal income tax purposes and, thus, become subject to U.S. federal income tax.

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

A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations in light of our being a public reporting company under the Exchange Act. Ownership information for any person that beneficially owns more than 5% of our Common Stock will have to be disclosed in a Schedule 13D or 13G, as applicable, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide you with quarterly statements that state the amount of outstanding stock you own, the responsibility for determining the applicability of the filing obligation and preparing the filing remains with the investor.

Certain investors may be subject to the short-swing profits rules under the Exchange Act as a result of their investment in us.

In light of our Common Stock being registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of our Common Stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period. These “short-swing” profits rules would negatively impact these investors’ returns.

Our stockholders may receive shares of our Common Stock as dividends rather than cash, and because the distribution of our Common Stock will generally still be treated as a dividend for U.S. federal income tax purposes, this could result in adverse tax consequences to stockholders.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. In such case, for U.S. federal income tax purposes, a shareholder will be treated as receiving dividend income equal to the value of any cash and stock received, even though most of the dividend was paid in shares of our Common Stock.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our Common Stock and our preferred stock collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our Common Stock are treated as regularly traded on an established securities market or (iii) shares of our Common Stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for the applicable calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Base Management Fee and Incentive Fee paid to our Adviser and certain of our other expenses for such calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Subject to the discussion below, distributions of our investment company taxable income to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain over the RIC’s long-term capital loss for such taxable year), and certain other requirements are satisfied.

No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. In the case of common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend derived from qualified net interest income or qualified short-term capital gain. Also, because our Common Stock will be subject to significant transfer restrictions, and an investment in our Common Stock will generally be illiquid, non-U.S. stockholders whose distributions on our Common Stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of our Common Stock easily or quickly or at all.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. For example, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russia and Ukraine or the conflict in the Middle East, continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our Common Stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its Common Stock for less than the original purchase price.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. The ongoing conflict between Russia and Ukraine, and the resulting sanctions, embargoes, and other restrictive actions against Russia, as well as the conflict in the Middle East, have contributed to significant volatility, disruptions, and uncertainty, which could also lead to an economic downturn. An economic downturn could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. These events may limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Investing in our Common Stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. As a result, there is a risk that you may lose all or a portion of your money by investing in us. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our Common Stock may not be suitable for investors with lower risk tolerance.

We and our service providers may be susceptible to cybersecurity risks that may result in financial losses or violations of privacy law.

We and our service providers may be susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices that we and our service providers use to service our operations; or operational disruption or failures in the physical infrastructure or operating systems that support us and our service providers. Cyberattacks against us or our service providers, or security breakdowns that we or our service providers experience, may adversely impact us and stockholders, potentially resulting in, among other things, financial losses; the inability to process transactions; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. We may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity risks may also impact the portfolio companies in which we invest, which may cause our investment to lose value. There can be no assurance that we or our service providers will not suffer losses relating to cyberattacks or other information security breaches in the future.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages our day-to-day operations and has implemented a cybersecurity program that applies to us and our operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to us. This cyber risk management program involves risk assessments, the implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. The Adviser actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks that we face.

We rely on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors, to evaluate its cybersecurity measures and risk management processes, including those applicable to us.

We rely on the Adviser’s risk management program and processes, which include cyber risk assessments.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Chief Compliance Officer regarding the overall state of the cybersecurity programs of our Adviser, custodian, transfer agent and Administrator, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.

Management’s Role in Cybersecurity Risk Management

Our management, including our Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Members of our management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as our Chief Financial Officer, who serves as the Chief Information Security Officer of Muzinich & Co. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats that we face are assessed on an ongoing basis, and the way such risks could materially affect our business strategy, operational results, and financial condition is regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 450 Park Avenue, New York, New York 10022. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such proceedings, if they are to occur, will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock offered in our Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offer our Common Stock only (1) to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in offerings under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering is made, and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of our Common Stock is required to complete and deliver to us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and agreeing to other limitations on resale and transfer of our Common Stock.

Purchasers of shares of our Common Stock are not permitted to transfer their shares of Common Stock without our prior written consent. While we do not expect to unreasonably withhold our prior written consent to transfers by our stockholders, we may withhold our consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent we approve any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until our Common Stock is registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of shares of our Common Stock in violation of the foregoing provisions will be void, and any intended recipient of our Common Stock will acquire no rights in such shares and will not be treated as our stockholder for any purpose.

Holders

As of March 27, 2025, there were 14 stockholders of record. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our Common Stock.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods.

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we generally must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Part I. Item 1. Business — Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

No action is required on the part of a registered stockholder to have his, her or its cash dividend or other distribution reinvested in our shares of Common Stock. Stockholders can elect to “opt out” of the DRP in their subscription agreement. If any stockholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from us or any plan administrator we appoint (the “Plan Administrator”). Participation in the DRP will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares of Common Stock will be purchased under the DRP as of the first calendar day of the quarter following the record date of the distribution (“Purchase Date”).

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

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Sales of Unregistered Equity Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Discretionary Repurchases of Equity Securities

We did not effectuate any repurchases of our equity securities during the period covered by this Annual Report on Form 10-K.

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock.

Under the share repurchase program, to the extent we offer to repurchase shares of Common Stock in any particular quarter, we expect to repurchase shares of Common Stock using a purchase price equal to the NAV per share as of the applicable valuation date (except in respect of any applicable Early Repurchase Deduction (as defined below), as discussed below). If stockholders tender Common Stock in a repurchase offer with a valuation date that is within the 12-month period following the initial issue date of their tendered Common Stock, we may repurchase such shares of Common Stock subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares of Common Stock repurchased (the “Early Repurchase Deduction”). Shares of Common Stock repurchased will be treated as having been repurchased on a “first-in–first-out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. We will retain the Early Repurchase Deduction for the benefit of remaining stockholders, and will not pay such amounts to the Adviser.

We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

●	repurchases resulting from death, qualifying disability or divorce;

●	in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $100,000 minimum account balance; or

●	due to trade or operational error.

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchases of Common Stock resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares of Common Stock held by such stockholder through a trust or an IRA or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the stockholder, the recipient of Common Stock through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder of the Company or (iii) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares of Common Stock (through the repurchase of Common Stock by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder or the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of Common Stock, the request to have the Common Stock repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.

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

When the Board determines that the Company will repurchase Common Stock, notice will be provided to stockholders describing the terms of the offer, containing information stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will use the NAV as of the applicable valuation date, which will not be available until after the expiration of the applicable repurchase offer. Accordingly, stockholders will not know the exact price of shares of Common Stock in the repurchase offer when such stockholder makes its decision whether to tender its shares of Common Stock.

Repurchases of shares of Common Stock from stockholders will be paid in cash within 65 days of the expiration of the applicable repurchase offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares of Common Stock from stockholders by the applicable repurchase offer deadline. We do not intend to impose any charges in connection with repurchases of shares of Common Stock other than as stated above.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Stock is in our best interests as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich Corporate Lending Income Fund, Inc., and the “Adviser” refers to Muzinich Direct Lending Adviser, LLC, an affiliate of Muzinich & Co.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or our beliefs. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I. Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including the current conflicts between Russia and Ukraine and in the Middle East;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our cash resources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the timing and manner in which we conduct an IPO and/or Exchange Listing of our Common Stock;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a RIC under the Code;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part I. Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Part I. Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Please note that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Overview

We were incorporated on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, qualify, and intend to continue to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2024, we had capital commitments from investors in the amount of $92,000,000. As of December 31, 2024, we had equity capital in the amount of $92,092,117. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings of our Common Stock.

Subject to the overall supervision of our Board of Directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the SEC as an investment adviser under the Advisers Act and manages our investment activities pursuant to the Advisory Agreement. Additionally, the Adviser has entered into the Resource Sharing Agreement with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee. See the notes to the consolidated financial statements in this Form 10-K for more information.

We have also entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

The Board has ultimate authority as to our investments, but it has delegated authority to the Adviser to select and monitor our investments under the Advisory Agreement, subject to the supervision of the Board. A majority of the Board will at all times consist of members who Independent Directors.

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

In our perpetual-life structure, we intend, subject to the Adviser’s commercially reasonable judgment and the Board’s sole discretion, to offer to repurchase our stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, but we are not obligated to offer to repurchase Common Stock in any quarter in our discretion. Quarterly repurchases will be limited to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to our available cash, compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Exchange Act. The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. We believe that our perpetual nature will enable us to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds.

We have conducted and expect to conduct further Private Offerings of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. Common Stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of Common Stock are being offered solely to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D.

We seek to raise equity capital through private placements on a continuous basis through one or more Closings at which we accept funds from investors in connection with such investors’ purchases of shares of Common Stock. The Initial Closing occurred on January 19, 2024. Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion).

The Board may, in its sole discretion, cause us to conduct a “Liquidity Event,” which is defined as including (1) an IPO or Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock, in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser. We do not anticipate seeking stockholder approval to engage in a Liquidity Event, unless stockholder consent is required by applicable law. The decision to cause us to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and our portfolio composition. Our ability to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of our portfolio and prevailing market conditions at the time.

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

Revenues

We expect to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt in which we will invest typically will not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s and lower than “BBB-” by Fitch or S&P), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

We anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser and its affiliates. We will bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Part I. Item 1. Business – Fees and Expenses.”

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

Portfolio Composition and Investment Activity

As of December 31, 2024, we had 64 debt investments totaling $73,028,792, and 2 equity investments totaling $2,238,363 across 63 portfolio companies, with an aggregate fair value of approximately $75.3 million. As of December 31, 2024, our debt investments consisted of corporate bonds, CLOs and senior secured loans. Short-term investments as of December 31, 2024 consisted of United States Treasury bills that will expire within one hundred and twenty days of purchase, with an aggregate fair value of approximately $7.9 million.

Our investment activity for the year ended December 31, 2024 is presented below (information presented herein is at cost unless otherwise indicated).

For the year ended December 31, 2024
New investments:
Gross investment purchases	$226,837,188
Less: sold investments	(144,705,441)
Total new investments	$82,131,747

Principal/par/units amount of investments funded:
Corporate Bond Investments	$52,117,137
Term loan debt investments	26,822,189
Equity investments	2,131,170

Number of new investment commitments	133
Average new investment commitment amount	$1,421,954
Weighted average maturity for new investment commitments	3.9
Percentage of new debt investment commitments at floating rates	51%
Percentage of new debt investment commitments at fixed rates	49%
Weighted average spread SOFR of new floating rate investment commitments	4.02%

As of December 31, 2024, our investments consisted of the following:

	December 31, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate bond investments	$45,944,978	$46,109,294	55.41%
Senior secured loan debt instruments	26,786,017	26,919,498	32.35%
Equity investments – Preferred Stock	2,146,068	2,238,363	2.69%
Short-term investments	7,946,245	7,949,600	9.55%
Total Investments	$82,823,308	$83,216,775	100.00%

As of December 31, 2023, we did not have any investments.

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and to help ensure a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the portfolio company’s customers, suppliers and competitors, as well as market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The following table presents our operating results for the year ended December 31, 2024:

For the year ended December 31, 2024
Total investment income	$6,117,957
Total expenses	3,791,410
Net investment income (loss)	2,326,547
Total net realized gains (losses)	130,555
Total net change in unrealized appreciation/(depreciation)	393,447
Total net realized and unrealized appreciation/(depreciation)	524,002
Net increase (decrease) in net assets resulting from operations	$2,850,549

Investment Income

The following table presents our investment income for the year ended December 31, 2024:

For the year ended December 31, 2024
Interest from term loan debt instruments and preferred stock	$6,117,957
Commitment fees	-
Interest from cash and cash equivalents	-
Interest from short-term investments	-
Total investment income	$6,117,957

Investment income increased from $0 for the period from September 8, 2023 (commencement of operations) through December 31, 2023 to $6,117,957 for the year ended December 31, 2024, primarily due to an increase in interest income as a result of investment activity subsequent to the year ended December 31, 2023.

Expenses

Operating expenses for the year ended December 31, 2024 were as follows:

For the year ended December 31, 2024
Management fees	$856,238
Other operating expenses	2,935,172
Total expenses	$3,791,410

Total expenses increased from $0 for the period from September 8, 2023 (commencement of operations) through December 31, 2023 to $3,791,410 for the year ended December 31, 2024, primarily due to an increase in management fees as a result of further investment activity compared to the year ended December 31, 2023.

Capital Resources and Borrowings

We anticipate further cash to be generated from proceeds of Subsequent Closings in respect of Private Offerings and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

We may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our Common Stock or offerings of preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We may seek to enter into a credit facility or other financing arrangements on market terms; however, we cannot assure you we will be able to do so. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. We have the authority to issue 1,000,000 shares of Common Stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the year ended December 31, 2024, we had the following common stock issuances:

Date	Shares issued and sold	Aggregate purchase price
January 1, 2024	72,000.0	$72,000,000
October 1, 2024	19,710.5	$20,000,000

Contractual Obligations

As of December 31, 2024, we had the following unfunded commitments to provide debt financing to our portfolio companies.

	Expiration Date (1)	12/31/2024
Carolina Center for Autism Services	11/21/2029	2,310,698
Total unfunded commitments		$2,310,698

As of December 31, 2023, we did not have any unfunded commitments to provide debt financing to our portfolio companies.

We have entered into certain contracts under which we have material future commitments. We have entered into the Advisory Agreement with the Adviser, under which the Adviser: determines the securities and other assets that we will purchase, retain or sell; determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; identifies, evaluates and negotiates investments we make and/or the structure thereof (including, without limitation, performing due diligence with respect to any instrument and/or company in which we may invest); buys, sells, exchanges, redeems, holds, converts or otherwise deals with and/or executes transactions with respect to, any kind of security or other property in which we may invest; services and monitors our investments, including, without limitation, by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment; exercises or refrains from exercising any governance or ownership right conferred by a particular investment; enters into any foreign exchange and/or derivative transactions; and provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee. The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains.

Pursuant to the Administration Agreement, the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services to us.

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

Our Adviser values our investments in accordance with the valuation policies and procedures approved by the Board (“Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee.” A readily available market quotation is not expected to exist for most, if not all, of the investments in our portfolio. We will value applicable portfolio investments at fair value as determined in good faith by the Valuation Designee, subject to oversight by the Board, as set forth below:

1.	Each portfolio company or investment is initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

2.	Preliminary valuation conclusions are then documented and discussed with our senior management and that of our Adviser;

3.	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

4.	In following these approaches, the types of factors that are taken into account in determining the fair value of such investments include, as relevant, but are not limited to: comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

5.	The Audit Committee of our Board reviews the valuations of the Adviser on a quarterly basis; and

6.	Our Board oversees our valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters.

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

PIK Interest

The Company currently holds PIK investments. But expect to hold in the future, some investments in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in our taxable income and therefore affects the amount we are required to distribute to shareholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when we determine that the PIK interest is no longer collectible.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the year ended December 31, 2024, we declared the following distributions:

Record Date	Issuance Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727
November 7, 2024	November 21, 2024	$4.70	$431,296
December 27, 2024	January 9, 2025	$9.14	$839,075

We have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we generally must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year as dividends. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

In addition, we have adopted a DRP, pursuant to which we reinvest all cash dividends and other distributions declared by the Board on behalf of our stockholders who do not elect to receive their dividends or other distributions in cash as provided by the DRP. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, our stockholders who have not opted out of our DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividend or other distribution. If a stockholder elects to opt out of the DRP, it will receive any cash dividends or other distributions we declare in cash.

The purchase price for shares of Common Stock purchased under our DRP will be determined using a purchase price As determined as of the Purchase Date. Shares of Common Stock issued pursuant to our DRP will have the same voting rights as the shares of Common Stock offered pursuant to the Private Offerings.

The following table reflects the shares issued under the DRP during the year ended December 31, 2024:

Record Date	Payment Date	Shares Issued
May 9, 2024	May 20, 2024	24.7
August 8, 2024	August 19, 2024	28.9
November 7, 2024	November 21, 2024	37.1
December 27, 2024	January 9, 2025	72.6

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations.

Compensation of the Adviser

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

For the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023, we incurred Base Management Fees of $856,238 and $0, respectively.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

We will pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7% annualized);

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (we refer to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

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

For the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023, we incurred Incentive Fees of $74,854 and $0, respectively.

Recent Developments

Common Stock Issuances

On January 2, 2025, we sold 2,482.09 shares of Common Stock, par value $0.001 per share for an aggregate price of 2,500,000. The sale of shares was made pursuant to subscription agreements entered into between us and our investors.

Investment Activity

On February 6, 2025, we entered into a term loan with Bison Infrastructure Services LLC, in the amount of $11,327,040, less 2.0% OID, and an equity co-investment in Class A units of Bison Infrastructure Services, LLC in the amount of $984,960.

On March 19, 2025, we received a borrowing request from Carolina Center for Autism Services, LLC under the Delayed Draw Term Loan for a loan in the amount of $513,488 with 2.0% OID, netting to $508,343, payable on April 3, 2025.

Distributions

On March 21, 2025, we declared a distribution of $3.515 per share, or $331,665, payable on April 3, 2025 to shareholders of record as of March 21, 2025.

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

We invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser, overseen by the Board, in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(62)	$-	$(62)
Base Interest Rate	-	-	-
+100 Basis Points	247	-	247
+200 Basis Points	495	-	495
+300 Basis Points	742	-	742

This analysis is indicative of the potential impact on our investment income as of December 31, 2024, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not reflect potential changes in our portfolio after December 31, 2024, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

For the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023, there were nineteen and zero floating rate loans held, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, NY, PCAOB ID 34)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	F-3
Consolidated Statement of Operations for the Year Ended December 31, 2024	F-4
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-6
Consolidated Schedule of Investments as of December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-10

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Muzinich Corporate Lending Income Fund, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Muzinich Corporate Lending Income Fund, Inc. (the “Company”) as of December 31, 2024 and 2023, including the consolidated schedule of investments as of December 31, 2024, the related consolidated statements of operations, consolidated changes in net assets and consolidated cash flows for the year ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023, and the related consolidated notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, and changes in its net assets, and its cash flows for the year ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

March 27, 2025

We have served as the Company’s auditor since 2023.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of December 31, 2024	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $82,823,308 and $0, respectively)	$83,216,755	$-
Cash	14,916,966	1,000
Receivables:
Interest and other	2,872,423	-
Total Assets	$101,006,144	$1,000

Liabilities:
Management fees payable	228,636	-
Organizational and offering fees payable	13,775	-
Professional fees payable	199,509	-
Securities purchased	4,633,910	-
Incentive fees payable	74,854
Distribution payable	839,072
Advance Share subscription amount	2,500,000
Accrued other general and administrative expenses	127,296	-
Total Liabilities	$8,617,052	$-

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 91,802.24 shares issued and outstanding as of December 31, 2024; and 1,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2023	92	-	(1)
Additional paid-in capital	91,885,688	1,000
Total distributable (accumulated) earnings (losses)	503,312	-
Total Net Assets	$92,389,092	$1,000
Total Liabilities and Net Assets	$101,006,144	$1,000
Net Asset Value Per Share	$1,006.39	$1,000.00

(1)	Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statement of Operations

For the Year ended December 31, 2024
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$6,117,957
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	6,117,957
Total Investment Income	6,117,957

Expenses:
Management fees	856,238
Organizational fees (Note 3)	116,346
Offering fees (Note 3)	181,100
Professional fees	830,875
Directors’ fees and expenses	180,000
Purchased accrued interest expense	1,234,535
Incentive fees expense	74,854
Other general and administrative expenses	317,462
Total Expenses	3,791,410
Net Investment Income	2,326,547
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	130,555
Total net realized gains/(losses)	130,555
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	393,447
Total net change in unrealized appreciation/(depreciation)	393,447
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	524,002
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,850,549
Basic and diluted net investment income (loss) per common share	$31.70
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$38.84
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	73,393.8

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year ended December 31, 2024	For the Period September 8, 2023 (commencement of operations) through December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$2,326,547	$-
Total net realized gains/(losses)	130,555	-
Total net change in unrealized appreciation/(depreciation)	393,447	-
Net Increase (Decrease) in Net Assets Resulting from Operations	2,850,549	-

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,553,666)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,553,666)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	92,000,000	1,000
Dividends and distributions reinvested	91,209	-
Net Increase in Net Assets Resulting from Capital Share Transactions	92,091,209	1,000
Total Increase in Net Assets	92,388,092	1,000
Net Assets, Beginning of Year/Period	1,000	-
Net Assets, End of Year/Period	$92,389,092	$1,000
Net asset value per share	$1,006.39	$1,000.00
Common shares outstanding at the end of the Year/Period	91,802.24	1.00

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the Year ended December 31, 2024	For the Period September 8, 2023 (commencement of operations) through December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,850,549	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(393,447)	-
Net realized (gains)/losses on investments	(130,555)	-
Net accretion of discount and amortization of premium on investments	(561,006)	-
Purchases and drawdowns of investments	(226,837,188)	-
Sales and maturities of and principal paydowns on investments	144,705,441	-
Changes in operating assets and liabilities:
Receivables - interest and other	(2,872,423)	-
Management fees payable	228,636	-
Organizational and offering fees payable	13,775	-
Professional fees payable	199,509	-
Securities purchased	4,633,910	-
Incentive fees payable	74,854	-
Accrued other general and administrative expenses	127,296	-
Net cash provided by (used in) operating activities	(77,960,649)	-
Cash Flows from Financing Activities:
Distributions (Net of Distributions Payable)	(1,623,385)	-
Advance Share subscription amount	2,500,000
Proceeds from issuance of common shares	92,000,000	1,000
Cash provided by (used in) financing activities	92,876,615	1,000
Net increase (decrease) in cash and cash equivalents	14,915,966	1,000
Cash and cash equivalents, beginning of Year/Period	1,000	-
Cash and cash equivalents, end of Year/Period	$14,916,966	$1,000

Supplemental Information
Dividends reinvested	$91,209	-

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,263,409	$1,277,607	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,874	$865,703	0.9%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$837,500	$830,172	$835,666	0.9%
Antero Resources Corp	Energy	N/A	N/A	8.38%	N/A	1/24/2024	7/15/2026	$1,225,000	$1,251,492	$1,251,031	1.4%
Ascent Resources/aru Fin	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,093,388	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,242,584	1.3%
Buckeye Partners Lp	Energy	N/A	N/A	4.13%	N/A	1/23/2024, 10/4/2024	3/1/2025	$1,355,000	$1,350,707	$1,351,378	1.5%
Carnival Corp	Leisure	N/A	N/A	7.63%	N/A	2/23/2024	3/1/2026	$1,200,000	$1,202,684	$1,201,754	1.3%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,226,061	$1,225,704	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$178,514	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,198,136	$1,210,897	1.3%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024	11/15/2029	$825,000	$828,889	$843,569	0.9%
Energizer Holdings Inc	Consumer-Products	N/A	N/A	6.50%	N/A	2/2/2024	12/31/2027	$1,250,000	$1,247,612	$1,251,591	1.4%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$1,250,000	$1,250,000	$1,279,424	1.4%
Harvest Midstream I Lp	Energy	N/A	N/A	7.50%	N/A	6/27/2024	9/1/2028	$1,200,000	$1,216,033	$1,210,576	1.3%
Howard Midstream Energy	Energy	N/A	N/A	8.88%	N/A	6/27/2024	7/15/2028	$1,200,000	$1,263,533	$1,260,320	1.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,220,958	$1,248,340	1.4%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,239,553	$1,251,692	1.4%
Lifepoint Health Inc	Healthcare	N/A	N/A	9.88%	N/A	9/10/2024, 9/11/2024	8/15/2030	$1,250,000	$1,357,625	$1,348,325	1.5%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$809,480	$822,518	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,378,177	$1,366,908	1.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$493,568	$495,503	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$496,115	$497,362	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,568,884	$1,579,829	1.7%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024	12/15/2029	$325,000	$325,809	$325,228	0.4%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,248,824	$1,244,630	1.3%
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	N/A	6/17/2024	10/15/2027	$1,300,000	$1,228,192	$1,289,231	1.4%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$485,003	$492,250	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$1,000,000	$1,000,000	$972,710	1.1%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$931,630	$947,005	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$906,134	1.0%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	N/A	1/23/2024	5/15/2025	$1,300,000	$1,288,268	$1,286,736	1.4%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,295,069	$1,269,997	1.4%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,436,476	$1,435,582	1.6%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,642,807	$1,639,211	1.8%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	N/A	2/15/2024	11/15/2027	$1,275,000	$1,246,290	$1,252,859	1.4%
Univision Communications	Broadcasting	N/A	N/A	6.63%	N/A	2/7/2024	6/1/2027	$1,250,000	$1,236,049	$1,244,965	1.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,743	$1,268,724	1.4%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$903,201	$914,858	1.0%
Viking Baked Goods Acqui	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$442,060	0.5%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,342,091	$1,339,534	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,652,564	$1,647,397	1.8%
Total Corporate Bond Investments								$46,100,500	$45,944,978	$46,109,294	50.2%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (3)	Percentage of Net Assets

Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	-	13.00%	N/A	3/19/2024	3/19/2029	$4,844,193	$4,762,590	$4,912,851	5.3%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$673,313	$672,555	$676,585	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$596,985	$599,066	$592,412	0.6%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	11.00%	2.00%	11/21/2024	11/21/2029	$5,403,914	$5,275,915	$5,260,688	5.7%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,593	$828,698	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$1,000,000	$1,007,179	$1,010,000	1.1%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$475,000	$472,698	$475,394	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,197,000	$1,198,405	$1,199,250	1.3%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	11.99%	1.75%	12/18/2024	2/10/2028	$2,202,162	$2,164,120	$2,142,787	2.3%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$997,487	$1,001,149	$998,216	1.1%
Kronos Acquisition Holdings Inc.	Consumer-Products	3 Month SOFR USD +4.00%	-	8.59%	N/A	10/10/2024	7/8/2031	$897,750	$857,351	$845,285	0.9%
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	7.84%	N/A	9/19/2024, 10/18/2024	9/26/2031	$274,313	$273,647	$276,112	0.3%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,193,939	$1,196,514	$1,201,187	1.3%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024	10/23/2028	$698,250	$699,515	$700,128	0.8%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$498,747	$500,555	$503,041	0.5%
Neub 2022-50a Br	Collateralized Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$500,985	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024	9/12/2031	$1,033,000	$1,032,210	$1,043,010	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$498,750	$499,979	$501,867	0.5%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,492,462	$1,497,878	$1,502,730	1.6%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.59%	N/A	9/27/2024, 10/8/2024	10/3/2031	$548,625	$545,973	$551,538	0.6%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,194,000	$1,194,000	$1,196,734	1.3%
Total Senior Secured Loan Debt Investments								$27,047,710	$26,786,017	$26,919,498	28.9%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (3)	Percentage of Net Assets
Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$587,865	0.6%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$1,650,498	1.8%
Total Preferred Stock								$2,146,068	$2,146,068	$2,238,363	2.4%

Total Equity Investments									$2,146,068	$2,238,363	2.4%

Warrants
Guardian Fleet	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$64,153	$-	$-	0.0%
Total Warrants								$64,153	$-	$-	0.0%

Short-Term Investments
United States Treasury Bill	N/A	N/A	N/A	4.49%	N/A	11/14/2024	2/25/2025	$8,000,000	$7,946,245	$7,949,600	8.6%
Total Short-Term Investments								$8,000,000	$7,946,245	$7,949,600	8.6%

Total Non-Controlled/Non-Affiliated Investments									$82,823,308	$83,216,755	90.1%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$82,823,308	$83,216,755	90.1%

Assets in Excess of Other liabilities										9,172,337	9.9%
Net assets										$92,389,092	100.0%

SOFR  - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)

(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

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

The Company’s investment activities are managed by Muzinich Direct Lending Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of Muzinich & Co., Inc. (“Muzinich”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies of the Company on an ongoing basis. Subject to the supervision of the Company’s board of directors (the “Board” or the “Board of Directors”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into and expects to enter into separate subscription agreements with a number of investors providing for the sale of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), to investors in multiple closings (“Closings”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) (such offerings, “Private Offerings”). The Company seeks to raise equity capital through the Private Offerings on a continuous basis through one or more Closings. To be accepted, an investor’s subscription request, including the full subscription amount, must be received in accordance with the provisions of the subscription agreement at least five business days prior to the respective Closing (unless waived by the Company).

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

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”).

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024 and December 31, 2023; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of December 31, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statement of Operations.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the year ended December 31, 2024 and period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company incurred offering costs of $181,100 and $0, respectively.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of common stock of the Company is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company generally invests in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days at the time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value.

The Company expects that there will not be readily available market values for many of the investments which are or will be in its portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Company’s valuation policy and process as described below. The factors that the Adviser may take into account in determining the fair value of the Company’s investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

(6)	The Board of Directors oversees the Company’s valuation process and in support of this oversight, the Adviser provides periodic reports to the Board on valuation matters.

The Adviser may also engage one or more independent valuation firms to assist in the valuation of the Company’s investments.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind (“PIK”) Interest

The Company currently holds PIK investments, and expects to hold PIK investments in the future, certain investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

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

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates as one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Consolidated Statement of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s stockholders.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

Income Taxes

The Company has elected to be treated and intends to qualify annually for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company generally must distribute to its stockholders on a timely basis each year at least 90% of its “investment company taxable income,” which is generally its net ordinary taxable income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal. The Company’s federal tax years 2023 and 2024 remain subject to examination by the Internal Revenue Service and the State of Delaware.

Distributions and Components of Net Assets on a Tax Basis

On May 9, 2024, the Company declared a distribution of $8.23 per share, or $592,568, payable on May 20, 2024. On August 8, 2024, the Company declared a distribution of $9.59 per share, or $690,727, payable on August 19, 2024. On November 7, 2024, the Company declared a distribution of $4.70 per share, or $431,296, payable on November 21, 2024. On December 27, 2024, the Company declared a distribution of $9.14 per share, or $839,075, payable on January 9, 2025. The Company did not declare any distributions during the fiscal period ended December 31, 2023 (or ‘period from September 8, 2023 (commencement of operations) through December 31, 2023’).

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

The tax character of distributions paid during the year ended December 31, 2024 was as follows:

For the year ended December 31, 2024
Distributions paid from:
Ordinary Income	$2,553,666
Long Term Capital Gains (1)	-
Total Distributions Paid	$2,553,666

(1)	Designated as long-term capital gain dividend pursuant to Section 852(b)(3) of the Code.

As of December 31, 2024, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

Year Ended December 31, 2024
Undistributed Ordinary Income—net	$332,068
Total Undistributed Earnings	$332,068
Capital Loss Carryforward
Perpetual Long-Term	$-
Perpetual Short-Term	-
Timing Differences (Organizational Costs/Other)	(222,203)
Unrealized Earnings (Losses)—net	393,447
Total Accumulated Earnings (Losses)—net	$503,312

As of December 31, 2024, the costs of investments for the Company for tax purposes were $82,823,308.

Year Ended December 31, 2024
Tax cost	$82,823,308
Gross unrealized appreciation on investments	716,130
Gross unrealized depreciation on investments	(322,683)
Total investments at fair value	$83,216,755

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2024 and 2023 was primarily due to a reclassification of non-deductible fund expenses to additional paid-in capital. For the year ended December 31, 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the year ended December 31, 2024
Additional paid-in capital	$(206,429)
Total distributable earnings	$206,429

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

3. Related Party Transactions

Investment Advisory Agreement

On September 14, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee and an incentive fee. The costs of both the management fee and the incentive fee are ultimately borne by the Company’s stockholders.

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. As of December 31, 2024, the total organizational and offering fees incurred by the Company were $297,446.

Management Fee

Pursuant to the Investment Advisory Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter shall be appropriately pro-rated (based on the number of days actually elapsed relative to the total number of days in such quarter). “Net assets” for purposes of calculating the Base Management Fee means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

For the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company incurred Base Management Fees of $856,238 and $0, respectively.

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

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

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

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company incurred Incentive Fees of $74,854 and $0, respectively.

Administration Agreement and Fund Accounting Agreement

The Company has entered into the Administration Agreement the Administrator, pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate. In addition, the Company has entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the Company. The Company reimburses U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Placement Agent Agreement

The Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. The Company pays all expenses of the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

Resource Sharing Agreement

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich, pursuant to which Muzinich makes certain personnel and resources available to the Adviser so as to enable the Adviser to provide investment advisory services to the Company under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse effect on the Company’s operations.

Indemnifications

The Investment Advisory Agreement provides that the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s and its affiliates’ services under the Investment Advisory Agreement. However, the Company’s obligation to provide indemnification under the Investment Advisory Agreement is limited by the 1940 Act and 1940 Act Release No. 11330, which, among other things, prohibit the Company from indemnifying any director, officer or other individual from any liability resulting directly from the willful misconduct, bad faith, gross negligence in the performance of duties or reckless disregard of applicable obligations and duties of the directors, officers or other individuals, and require the Company to set forth reasonable and fair means for determining whether indemnification shall be made.

The Company has also entered into indemnification agreements with its directors. The indemnification agreements are intended to provide the Company’s directors with the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser, will not be liable to the Company, any of its subsidiaries, its directors, its shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to the Company under the Investment Advisory Agreement.

Reimbursement of Certain Expenses

During the year ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2024 and 2023, the total costs reimbursable to Muzinich were $36,257 and $0, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of December 31, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

As of December 31, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich held 1 share of the Company, or approximately 100.0% of the outstanding shares of the Company.

Co-Investment Exemptive Order

On February 2, 2021, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where such transactions would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with its then-current investment objective and strategies.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company had no transactions with affiliated companies.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

4. Commitments and Contingencies

As of December 31, 2024, the Company had an aggregate of $2,310,698 of an unfunded delayed draw term loan commitment to provide debt financing to its portfolio companies. As of December 31, 2024, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2024 is shown in the table below:

	Expiration Date (1)	12/31/2024
Carolina Center for Autism Services	11/21/2029	$2,310,698
Total unfunded commitments		$2,310,698

As of December 31, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Fair
	Cost	Value
Corporate Bond Investments	45,944,978	46,109,294
Senior Secured Loan Debt Instruments	26,786,017	26,919,498
Equity Investments - Preferred Stock	2,146,068	2,238,363
Short-Term Investments	7,946,245	7,949,600
Total Investments	82,823,308	83,216,755

The Company did not have any investments in its portfolio as of December 31, 2023.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

100% of the Company’s investments as of December 31, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2024 was as follows (the following table does not include short-term investments):

Industry	December 31, 2024
Energy	9.4%
Containers	6.2%
Diversified Support Services	6.0%
Health Care Services	5.7%
Homebuilders/Real Estate	5.3%
Diversified Financial Services	4.9%
Chemicals	4.9%
Technology	4.7%
Healthcare	4.4%
Building Materials	4.2%
Transportation Infrastructure	4.1%
Services	2.8%
Super Retail	2.5%
Consumer-Products	2.3%
Gaming	1.9%
Capital Goods	1.9%
Utilities	1.8%
Publishing/Printing	1.5%
Aerospace/Defense	1.4%
Broadcasting	1.4%
Leisure	1.3%
Airlines	1.3%
Automotive & Auto Parts	0.6%
Collateralized Debt Obligation	0.5%
Food/Beverage/Tobacco	0.5%
Total	81.5%

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

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the fair value hierarchy of the Company’s investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$46,109,294	$-	$46,109,294
Senior Secured Loan Debt Instruments	-	14,603,172	12,316,326	26,919,498
Equity Investments - Preferred Stock	-	-	2,238,363	2,238,363
Short-Term Investments	-	7,949,600	-	7,949,600
Total	$-	$68,662,066	$14,554,689	$83,216,755

The Company did not have any investments in its portfolio as of December 31, 2023.

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

Senior Secured Loan Debt Instruments	For the year ended December 31, 2024
Fair value, beginning of period	$-
Purchases of investments	12,302,530
Proceeds from principal pre-payments and sales of investments	(97,720)
Realized gain (loss)	1,992
Net change in unrealized appreciation/(depreciation)	91,819
Net accretion of discount on investments	17,705
Transfers into (out of) Level 3	-
Fair value, end of year	$12,316,326

Equity Investments – Preferred Stock	For the year ended December 31, 2024
Fair value, beginning of period	$-
Purchases of investments	2,146,068
Proceeds from principal pre-payments and sales of investments	-
Realized gain (loss)	-
Net change in unrealized appreciation/(depreciation)	92,295
Net accretion of discount on investments	-
Transfers into (out of) Level 3	-
Fair value, end of year	$2,238,363

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of the year ended December 31, 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2024
Senior Secured Loan Debt Instruments	$91,819
Equity Investments – Preferred Stock	92,295
Total	$184,114

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$4,912,851	Discounted cash flow	Discount rate	7.03%	7.03%
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$7,403,475	Recent Transaction Price [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$587,865	Market approach	EBITDA multiples	6.04x	6.04x
Equity Investments - Preferred Stock	$1,650,498	Recent Transaction Price [2]	N/A	N/A	N/A
Total	$14,554,689

1)	Privately held assets without available third-party pricing or trading information.
2)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

7. Net Assets

Common Stock Issuances

For the year ended December 31, 2024, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the Distribution Reinvestment Plan, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.0	$72,000,000
October 1, 2024	19,710.5	20,000,000

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

For the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company had the following Common Stock issuances:

Date	Shares issued and sold	Aggregate purchase price
September 8, 2023	1.0	$1,000

Distributions

For the year ended December 31, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727
November 7, 2024	November 21, 2024	$4.70	$431,296
December 27, 2024	January 9, 2025	$9.14	$839,075

For the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company did not declare any distributions.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (the “Distribution Reinvestment Plan” or “DRP”), pursuant to which it will reinvest all cash dividends and other distributions declared by the Board on behalf of its stockholders who do not elect to receive their dividends or other distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

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

The purchase price for shares of Common Stock purchased under the DRP will be determined by dividing the total dollar amount of the distribution payable to a DRP participant by the NAV per share of the Company’s Common Stock as of the last day of the fiscal quarter immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the NAV per share of the Company’s Common Stock as of such day.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

The following table reflects the shares issued under the DRP to participants during the year ended December 31, 2024:

Record Date	Payment Date	Shares Issued
May 9, 2024	May 20, 2024	24.7
August 8, 2024	August 19, 2024	28.9
November 7, 2024	November 21, 2024	37.1
December 27, 2024	January 9, 2025	72.6

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of both December 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023:

	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) through December 31, 2023
Net increase (decrease) in net assets resulting from operations	$2,850,549	$-
Weighted average common shares of common stock outstanding – basic and diluted	73,393.8	1.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$38.84	$-

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the year ended December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023. The per common share data has been derived from information provided in the consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Notes to Consolidated Financial Statements

	For the Year ended December 31, 2024	For the period September 8, 2023 through December 31, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,000.00	1,000.00

Results of Operations:
Net Investment Income (Loss) (1)	31.70	-
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	6.45	-
Net Increase (Decrease) in Net Assets Resulting from Operations	38.15	-

Distributions to Common Stockholders
Distributions from Net Investment Income	(31.66)	-
Net Decrease in Net Assets Resulting from Distributions	(31.66)	-

Capital Share Transactions
Issuance of Common Stock (2)	(0.10)	-
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.10)	-

Net Asset Value, End of Period	$1,006.39	1,000.00

Shares Outstanding, End of Period	91,802.2	1.0

Ratio/Supplemental Data
Net assets, end of period	$92,389,092	1,000
Weighted-average shares outstanding (3)	73,393.8	1.0
Total Return	3.84%	0.00%
Portfolio turnover	109.16%	0.00%
Ratio of total expenses to average net assets	6.11%	0.00%
Ratio of net investment income (loss) to average net assets	3.75%	0.00%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Represents offering costs charged to paid-in capital.
(3)	Calculated for the year ended December 31, 2024.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2024, except as disclosed below.

On January 2, 2025, the Company sold 2,482.09 shares of common stock, par value $0.001 per share for an aggregate price of $2,500,000. The sale of shares was made pursuant to subscription agreements entered into by the Company and its investors.

On February 6, 2025, the Company entered into a term loan with Bison Infrastructure Services LLC, in the amount of $11,327,040, less 2.0% OID, and an equity co-investment in Class A units of Bison Infrastructure Services, LLC in the amount of $984,960.

On March 19, 2025, the Company received a borrowing request from Carolina Center for Autism Services, LLC under the Delayed Draw Term Loan (DDTL) for a loan in the amount of $513,488 with 2.0% OID, netting to $508,343, payable on April 3, 2025.

On March 21, 2025, the Company declared a distribution of $3.515 per share, or $331,665, payable on April 3, 2025, to shareholders of record as of March 21, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction and oversight of the Board. The Board consists of five members, three of whom are Independent Directors. The Board appoints the officers who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of our financing arrangements and oversight of our investment activities as conducted by the Adviser.

The Board is responsible for the oversight of our investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of our investments.

Directors

Holders of our Common Stock will vote for the election of directors. Under our Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes will have initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Our Certificate of Incorporation provides that a majority of the Board must be comprised of Independent Directors, except for a period of up to 60 days after the death, removal or resignation of an Independent Director pending the election of his or her successor. Each director will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, removal or disqualification.

Information regarding the Directors is as follows:

Name	Age	Position(s) held with the Company	Length of Time Served	Expiration of Term
Independent Directors:
Kathleen T. Barr	69	Director	Director since 2023	2026
Eric W. Falkeis	51	Director	Director since 2023	2027
Steven J. Paggioli	74	Director	Director since 2023	2025
Interested Directors:
Paul Fehre	62	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	Director and officer since 2023	2027
Jeffrey Youle	65	Director, Chief Executive Officer	Director and officer since 2023	2025

The address for each Director is c/o Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, New York 10022.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Cheryl Rivkin	55	Secretary	2023
Michael Smith	41	President and Chief Investment Officer	2023

The address for each Executive Officer who is not a Director is c/o Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, New York 10022.

Biographical Information

Directors

The Board is divided into two groups—Independent Directors and interested directors. Interested directors are “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as former Chair and current member of the Governing Council for the Independent Directors Council and a member of the Investment Company Institute Board of Governors. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board of Muzinich BDC, Inc., William Blair Funds and Professionally Managed Portfolios. Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh. We believe Ms. Barr’s significant experience with the leadership and management of registered investment companies like us brings important and valuable skills to our Board.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and financial, accounting, investment and regulatory matters through his former positions as Senior Vice President and Chief Financial Officer (and other positions) of U.S. Bancorp Fund Services, LLC, a full service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Growth Officer and Co-Founder of Tidal Financial Group (2022 to present) and was formally the Chief Executive Officer of Tidal ETF Services LLC (2018 to present). He has experience consulting with investment advisors regarding the legal structure of investment companies, distribution channel analysis, marketing and actual distribution of those funds. Mr. Falkeis also has substantial managerial, operational and risk oversight experience through his former positions as President, Chief Operating Officer and Trustee of the Direxion Funds and the Direxion Exchange Traded Funds (2013 to 2018). Mr. Falkeis also currently serves on the board of Muzinich BDC, Inc. and Professionally Managed Portfolios. Mr. Falkeis holds a Bachelor’s degree in Accounting from Marquette University and is a Certified Public Accountant. We believe Mr. Falkeis’ significant experience in the financial services sector brings important and valuable skills to our Board.

Steven J. Paggioli. Mr. Paggioli has substantial investment company and investment advisory experience, and he currently serves as an independent consultant on investment company and investment advisory matters. He has held a number of senior positions with investment company and investment advisory organizations and related businesses, including Executive Vice President, Director and Principal of the Wadsworth Group (fund administration, distribution transfer agency and accounting services). He serves on the boards of several investment management companies and advisory firms. He has served on various industry association and self-regulatory committees and formerly worked on the staff of the SEC. Mr. Paggioli also currently serves on the boards of Muzinich BDC, Inc., Professionally Managed Portfolios and AMG Funds, in addition to serving on the Board of Governors of the Investment Company Institute and on the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law. We believe Mr. Paggioli’s significant experience with investment companies and investment advisers brings important and valuable skills to our Board.

Interested Directors

Paul Fehre. Mr. Fehre was appointed as the Company’s Chief Financial Officer and Treasurer in July 2023. Mr. Fehre currently serves on the Board of Directors of Muzinich & Co., Inc. and as its Chief Operating Officer. Mr. Fehre also serves as a Director of Muzinich BDC, Inc. Prior to joining Muzinich in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at CNA Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation. We believe that Mr. Fehre’s significant operational, accounting and managerial experience brings important and valuable skills to our Board.

Jeffrey Youle. Mr. Youle was appointed as the Company’s Chief Executive Officer in July 2023. Mr. Youle is Muzinich’s Co-Head of US Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies. Mr. Youle currently serves as a Director of Muzinich BDC, Inc. Prior to joining Muzinich, he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst other senior positions. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan. We believe Mr. Youle’s significant experience with investments in the private debt and equity of middle market companies brings important and valuable skills to our Board.

Executive Officers who are not Directors

Cheryl Rivkin. Ms. Rivkin was appointed as our Secretary in July 2023. Ms. Rivkin currently serves on the Board of Directors of Muzinich & Co., Inc. and also as its Chief Administrative Officer & Director, Compliance. Prior to joining Muzinich in 2003, Ms. Rivkin was a Vice President at GSC Partners, a US and U.K.-based investment adviser specializing in corporate debt including distressed and mezzanine debt, as well as structured products. Previously, she served as a Director for distressed debt and equity hedge fund investment adviser, Morgens, Waterfall, Vintiadis & Co., Inc. Ms. Rivkin earned a B.A., magna cum laude and Phi Beta Kappa, from Mount Holyoke College where she was a Sarah Williston Scholar, and an M. Phil. in Modern Middle Eastern Studies from Oxford University where she was a Marshall Scholar focusing on development economics and oil policy.

Michael R. Smith. Mr. Smith was appointed as our President and Chief Investment Officer in July 2023. Mr. Smith is Muzinich’s Co-Head of US Private Debt. Prior to joining Muzinich, Mr. Smith was a Senior Associate at Credit Suisse where he was responsible for investment evaluation, execution, and monitoring within CSAM’s private business development company focused on special situations direct lending. Prior to joining Credit Suisse, Mr. Smith was an Assistant Vice President at GE Antares Capital in New York and an Assistant Vice President at Madison Capital Funding LLC in Chicago where he executed middle market leveraged finance transactions for private equity backed companies. Mr. Smith graduated from Boston University with a B.A. in chemistry and minor in mathematics.

Audit Committee

The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditor, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, our systems of internal controls regarding finance and accounting and audits of our financial statements. The members of the Audit Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, each of whom meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom would be an “interested person” of us, as defined in Section 2(a)(19) of the 1940 Act. Mr. Falkeis serves as Chairperson of the Audit Committee. The Board has determined that each of Ms. Barr, Mr. Falkeis and Mr. Paggioli is an “audit committee financial expert” as defined under Item 407 of Regulation S-K under the Exchange Act.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The Governance and Nominating Committee will consider nominees properly recommended by our stockholders. The members of the Governance and Nominating Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, none of whom would be an “interested person” as defined in Section 2(a)(19) of the 1940 Act. Ms. Barr serves as the Chairperson of the Governance and Nominating Committee.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of Amendment No. 1 to our Registration Statement on Form 10.

Code of Ethics

We and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our and the Adviser’s personnel. We have also adopted a code of ethics which applies to, among others, our directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

We will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Our code of ethics is filed herewith and any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees, but we do have officers and directors. Each of our executive officers is an employee of the Adviser and/or one of its affiliates. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and management of our investment portfolio are provided by investment professionals employed by the Adviser and/or its affiliates.

None of our executive officers receive direct compensation from us. Certain of our executive officers and other members of our Adviser’s investment team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each Independent Director is compensated with an annual fee of $60,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson of the Board and Committee Chairs may receive additional compensation for their services. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth the compensation of our Independent Directors for the fiscal year ended December 31, 2024.

Name	Fees Earned(1)	Stock Awards(2)	All Other Compensation	Total
Kathleen T. Barr	$60,000	$-	$-	$60,000
Eric W. Falkeis	$60,000	$-	$-	$60,000
Steven J. Paggioli	$60,000	$-	$-	$60,000

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation Committee

During the fiscal year ended December 31, 2024, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2025, the beneficial ownership of each of our directors, executive officers, each person known to us to beneficially own 5% or more of our outstanding shares of Common Stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below and designated as a director or officer has sole voting and investment power and has the same address as us Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	-	-%
Paul Fehre	-	-
Independent Directors	-	-
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
Michael Smith	-	-
All executive officers and directors as a group (seven persons)	-	-%
5% Holders
FCCI Insurance Company(3)	50,000.0	52.99%
Medical Mutual Insurance Company of North Carolina(4)	9,855.2	10.44
Gleaner Life Insurance Society(5)	6,000.0	6.36
Central States Health & Life Co. of Omaha(6)	5,000.0	5.30
American Coastal Insurance Company(7)	4,927.6	5.22

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 94,356.9 shares of Common Stock issued and outstanding on March 27, 2025.

(3)	The address of FCCI Insurance Company is 6300 University Parkway, Sarasota, Florida 34240.

(4)	The address of Medical Mutual Insurance Company of North Carolina is 700 Spring Forest Road, STE 400 Raleigh, NC 27609.

(5)	The address of Gleaner Life Insurance Society is 5200 West US Highway 223 Adrian, MI 49221.

(6)	The address of Central States Health & Life Co. of Omaha is 1212 N. 96th St. Omaha, NE 68114.

(7)	The address of American Coastal Insurance Company is 570 Carillon Parkway, Suite 100, Saint Petersburg, FL 33716.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 27, 2025.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jeffrey Youle	None
Paul Fehre	None
Independent Directors
Kathleen T. Barr	None
Eric W. Falkeis	None
Steven J. Paggioli	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act generally restricts our ability to participate in transactions with persons affiliated with us, including our officers, trustees and employees and any person controlling or under common control with us. In addition, our Adviser has adopted and implemented policies and procedures to which it is subject, including brokerage and trade allocation policies and procedures, which it believes address the conflicts associated with managing multiple accounts of different types with similar and dissimilar investment objectives and guidelines. It is the policy of our Adviser that investment decisions for us be made based on a consideration of its investment objective, policies, and strategies, and that investment transactions be fairly allocated among its clients, including us. In addition, the Adviser has put in place a conflict resolution policy that addresses the co-investment restrictions set forth under the 1940 Act, as modified to reflect our receipt of the Order. Our Adviser seeks to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by our Adviser and its affiliates. When we invest alongside such other accounts as permitted, such investments will be made consistent with the 1940 Act, the related guidance of the SEC staff and the allocation policies adopted by our Adviser. We, our Adviser and Muzinich have obtained the Order from the SEC, which permits us to enter into transactions with affiliated entities that are advised by the Adviser and/or its affiliates that would otherwise be prohibited “joint transactions” under the 1940 Act, subject to the conditions therein. We may make such co-investments if our Board determines that it would be advantageous for us to do so, and such investments are consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

In the event of a conflict between our interests and the interests of our Adviser, our Adviser shall make a determination in our best interest.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek Board review and approval or additional exemptive relief from the SEC for such transaction.

Advisory Agreement

We are party to the Advisory Agreement with our Adviser, pursuant to which we will pay our Adviser fees for investment management services consisting of the Base Management Fee and Incentive Fees. This fee structure may create an incentive for our Adviser to invest in certain types of securities. Additionally, we rely on investment professionals from our Adviser to assist our Board of Directors with the valuation of our portfolio investments.

Administration Agreement and Fund Accounting Agreement

We have entered into the Administration Agreement with U.S. Bank, pursuant to which the Administrator provides administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Placement Agent Agreement

We are party to the Placement Agent Agreement with the Placement Agent, pursuant to which the Placement Agent provides certain services to us in connection with Private Offerings. The Placement Agent is an affiliate of the Adviser. We will pay all expenses of the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or any of our affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Adviser, or of any of their respective affiliates, the Board has determined that Ms. Barr and Messrs. Falkeis and Paggioli qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the Board of Directors have selected Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm for the year ended December 31, 2025.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte for professional services performed for our fiscal year ended December 31, 2024 for the period from September 8, 2023 (commencement of operations) through December 31, 2023:

Service:	For the year ended December 31, 2024
Audit Fees(1)	$158,500
Audit-Related Fees	-
Tax Fees	3,640
All Other Fees	-
Total Fees:	$162,140

Service:	For the period from September 8, 2023 (commencement of operations) through December 31, 2023
Audit Fees(1)	$40,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$40,000

(1)	During the fiscal year ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023, Deloitte billed aggregate non-audit fees of $3,640 and $0, respectively, related to us for services rendered to us.

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

Tax Fees: Tax fees consist of fees billed for professional tax services. These services also include assistance regarding U.S. federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(1) The following financial statements are set forth in Item 8 of Part II:

Page
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	F-3
Consolidated Statement of Operations for the Year Ended December 31, 2024	F-4
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-6
Consolidated Schedule of Investments as of December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-10

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, dated July 5, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
4.2	Description of Securities
10.1	Investment Advisory Agreement, dated September 14, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and Muzinich Direct Lending Adviser, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.2	Administration Servicing Agreement, dated September 7, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.3	Custody Agreement, dated September 7, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.4	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed November 12, 2024).
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).

10.6	Trademark License Agreement, dated September 14, 2023, by and between Muzinich & Co., Inc. and Muzinich Corporate Lending Income Fund, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.7	Placement Agent Agreement, dated September 14, 2023, between Muzinich Corporate Lending Income Fund, Inc. and Muzinich Capital LLC*
10.8	Fund Accounting Agreement*
19	Insider Trading Policy*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich Corporate Lending Income Fund, Inc.

Date: March 27, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: March 27, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 27, 2025.

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