Form 10-Q
period 2025-03-31
Muzinich Corporate Lending Income Fund, Inc.
filed 2025-05-14
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

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

The issuer had 94,385.2 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2025.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended March 31, 2025

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $78,365,733 and $82,823,308, respectively)	$79,044,281	$83,216,755
Cash	18,487,796	14,916,966
Receivables:
Interest and other	2,389,310	2,872,423
Total Assets	$99,921,387	$101,006,144

Liabilities:
Management fee payable	513,397	228,636
Organizational and offering fees payable	13,775	13,775
Professional fees payable	250,826	199,509
Securities purchased	2,335,630	4,633,910
Incentive fee payable	105,544	74,854
Distribution payable	331,664	839,072
Advance Share subscription amount	-	2,500,000
Accrued other general and administrative expenses	202,522	127,296
Total Liabilities	$3,753,358	$8,617,052

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 94,356.9 shares issued and outstanding as of March 31, 2025; and 1,000,000 shares authorized, 91,802.2 shares issued and outstanding as of December 31, 2024	94	92
Additional paid-in capital	94,458,974	91,885,688
Total distributable (accumulated) earnings (losses)	1,708,961	503,312
Total Net Assets	$96,168,029	$92,389,092
Total Liabilities and Net Assets	$99,921,387	$101,006,144
Net Asset Value Per Share	$1,019.19	$1,006.39

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the three months ended March 31, 2025 (Unaudited)	For the three months ended March 31, 2024 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$1,833,704	1,741,248
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	1,833,704	1,741,248
Total Investment Income	1,833,704	1,741,248

Expenses:
Management fee	284,761	177,049
Organizational fees (Note 3)	-	190,200
Professional fees	146,883	266,006
Directors’ fees and expenses	45,000	45,000
Purchased accrued interest expense	28,104	836,432
Incentive fee expense	30,690	-
Other general and administrative expenses	82,487	34,309
Total Expenses	617,925	1,548,996
Net Investment Income	1,215,779	192,252
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses)
Non-controlled/non-affiliated investments	36,433	9,495
Total net realized gains/(losses)	36,433	9,495
Net change in unrealized appreciation/(depreciation)
Non-controlled/non-affiliated investments	285,101	(50,329)
Total net change in unrealized appreciation/(depreciation)	285,101	(50,329)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	321,534	(40,834)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,537,313	151,418
Basic and diluted net investment income (loss) per common share	$12.89	3.33
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$16.30	2.62
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	94,322.87	57,759.24

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2025 (Unaudited)	For the three months ended March 31, 2024 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$1,215,779	$192,252
Total net realized gains/(losses)	36,433	9,495
Total net change in unrealized appreciation/(depreciation)	285,101	(50,329)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,537,313	151,418

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(331,664)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(331,664)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	2,500,000	71,786,573
Dividends and distributions reinvested	73,288	-
Net Increase in Net Assets Resulting from Capital Share Transactions	2,573,288	71,786,573
Total Increase in Net Assets	3,778,937	71,937,991
Net Assets, Beginning of Period	92,389,092	1,000
Net Assets, End of Period	$96,168,029	$71,938,991
Net asset value per share	$1,019.19	$999.14
Common shares outstanding at the end of the Period	94,356.90	72,001.00

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2025 (Unaudited)	For the three months ended March 31, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,537,313	$151,418
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation)/depreciation on investments	(285,101)	50,329
Net realized (gains)/losses on investments	(36,433)	(9,495)
Net amortization of premium (accretion of discount)	12,310	(224,081)
Purchases and drawdowns of investments	(15,826,036)	(97,076,727)
Sales and maturities of and principal paydowns on investments	20,307,734	27,349,303
Changes in operating assets and liabilities
Receivables - interest and other	483,113	(797,183)
Management fee payable	284,761	177,049
Organizational and offering fees payable	-	403,626
Professional fees payable	51,317	171,750
Securities purchased	(2,298,280)	-
Incentive fee payable	30,690	-
Accrued other general and administrative expenses	75,226	42,865
Net cash provided by (used in) operating activities	4,336,614	(69,761,146)
Cash Flows from Financing Activities:
Distributions (Net of change in Distributions payable)	(765,784)	-
Advance Share subscription amount	(2,500,000)	-
Proceeds from issuance of common shares	2,500,000	71,786,573
Cash provided by (used in) financing activities	(765,784)	71,786,573
Net increase (decrease) in cash and cash equivalents	3,570,830	2,025,427
Cash and cash equivalents, beginning of Period	14,916,966	1,000
Cash and cash equivalents, end of Period	$18,487,796	$2,026,427

Supplemental Information
Dividends reinvested	$73,288	-

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of March 31, 2025 (unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,262,743	$1,265,909	1.3%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,455	$875,562	0.9%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$697,917	$691,810	$694,915	0.7%
Ascent Resources/aru Fin	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,095,057	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,236,861	1.3%
Carnival Corp	Leisure	N/A	N/A	7.63%	N/A	2/23/2024	3/1/2026	$1,200,000	$1,200,000	$1,199,913	1.3%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,225,429	$1,224,451	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$180,830	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,197,032	$1,194,238	1.3%
Cloud Software Grp Inc	Technology	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	$400,000	$393,922	$388,499	0.4%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	$1,625,000	$1,645,461	$1,672,024	1.8%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$350,000	$350,000	$352,061	0.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,225,641	$1,240,725	1.3%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,242,937	$1,246,013	1.3%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$809,043	$823,626	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,379,564	$1,364,965	1.4%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$495,002	$497,886	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$496,564	$499,726	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,567,429	$1,557,032	1.6%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025	12/15/2029	$500,000	$505,415	$505,086	0.5%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,248,940	$1,243,061	1.3%
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	N/A	6/17/2024	10/15/2027	$1,300,000	$1,246,048	$1,313,000	1.4%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$486,725	$492,962	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$500,000	$500,000	$471,502	0.5%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$931,268	$946,930	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$902,146	0.9%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	N/A	1/23/2024	5/15/2025	$1,300,000	$1,296,148	$1,294,754	1.4%
Saks Global Enterprises	Super Retail	N/A	N/A	11.00%	N/A	1/8/2025	12/15/2029	$600,000	$584,917	$484,568	0.5%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,298,783	$1,283,688	1.3%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,441,063	$1,444,020	1.5%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,646,353	$1,650,203	1.7%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	N/A	2/15/2024	11/15/2027	$1,275,000	$1,248,578	$1,259,817	1.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,487	$1,228,980	1.3%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$901,556	$901,731	0.9%
Viking Baked Goods Acqui	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$416,016	0.4%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,343,558	$1,337,112	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,657,050	$1,643,327	1.7%
Total Corporate Bond Investments								$37,805,917	$37,507,921	$37,429,196	39.1%

Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	N/A	13.00%	N/A	3/19/2024	3/19/2029	$4,844,193	$4,767,365	$4,790,764	5.0%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$671,625	$670,924	$667,259	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$595,477	$597,397	$583,199	0.6%
Bison Infrastructure Services (2)	Transportation Excluding Air/Rail	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	$11,298,722	$11,050,821	$11,100,499	11.5%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	11.00%	2.00%	11/21/2024	11/21/2029	$5,430,979	$5,309,433	$5,772,478	6.0%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,261	$823,590	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$974,937	$981,597	$972,500	1.0%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$473,813	$471,600	$469,581	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,194,000	$1,195,348	$1,190,275	1.2%
Gloves Buyer Inc.	Services	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025	1/17/2032	$750,000	$746,250	$720,000	0.7%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	11.99%	1.75%	12/18/2024	2/10/2028	$2,211,797	$2,176,771	$2,217,577	2.3%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$994,975	$998,357	$992,597	1.0%
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	7.84%	N/A	9/19/2024, 10/18/2024	9/26/2031	$273,625	$272,944	$273,026	0.3%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,190,909	$1,193,200	$1,185,455	1.2%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024, 1/13/2025	10/23/2028	$696,500	$697,691	$694,905	0.7%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$497,494	$499,226	$487,753	0.5%
Neub 2022-50a Br	Collaterised Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$499,239	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	9/12/2031	$1,033,000	$1,032,225	$1,031,275	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$497,500	$498,648	$495,699	0.5%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,488,731	$1,493,900	$1,479,427	1.5%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.59%	N/A	9/27/2024, 10/8/2024	10/3/2031	$547,250	$544,701	$546,566	0.6%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,194,000	$1,194,000	$1,186,036	1.2%
Total Senior Secured Loan Debt Investments								$38,187,347	$37,726,784	$38,179,700	39.5%

Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$428,807	0.5%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$2,021,618	2.1%
Bison Infrastructure Services, LLC (2)	Transportation Excluding Air/Rail	N/A	N/A	8.00%	N/A	2/6/2025	N/A	$984,960	$984,960	$984,960	1.0%
Total Preferred Stock								$3,131,028	$3,131,028	$3,435,385	3.6%

Total Equity Investments									$3,131,028	$3,435,385	3.6%

Warrants
Guardian Fleet Services, Inc.	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$64,153	$-	$-	0.0%
Total Warrants								$64,153	$-	$-	0.0%

Total Non-Controlled/Non-Affiliated Investments									$78,365,733	$79,044,281	82.2%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$78,365,733	$79,044,281	82.2%

Assets in Excess of Other liabilities										17,123,748	17.8%
Net assets										$96,168,029	100.0%

SOFR  - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)

(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; rate shown is the rate in effect on March 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,263,409	$1,277,607	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,874	$865,703	0.9%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$837,500	$830,172	$835,666	0.9%
Antero Resources Corp	Energy	N/A	N/A	8.38%	N/A	1/24/2024	7/15/2026	$1,225,000	$1,251,492	$1,251,031	1.4%
Ascent Resources/aru Fin	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,093,388	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,242,584	1.3%
Buckeye Partners Lp	Energy	N/A	N/A	4.13%	N/A	1/23/2024, 10/4/2024	3/1/2025	$1,355,000	$1,350,707	$1,351,378	1.5%
Carnival Corp	Leisure	N/A	N/A	7.63%	N/A	2/23/2024	3/1/2026	$1,200,000	$1,202,684	$1,201,754	1.3%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,226,061	$1,225,704	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$178,514	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,198,136	$1,210,897	1.3%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024	11/15/2029	$825,000	$828,889	$843,569	0.9%
Energizer Holdings Inc	Consumer-Products	N/A	N/A	6.50%	N/A	2/2/2024	12/31/2027	$1,250,000	$1,247,612	$1,251,591	1.4%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$1,250,000	$1,250,000	$1,279,424	1.4%
Harvest Midstream I Lp	Energy	N/A	N/A	7.50%	N/A	6/27/2024	9/1/2028	$1,200,000	$1,216,033	$1,210,576	1.3%
Howard Midstream Energy	Energy	N/A	N/A	8.88%	N/A	6/27/2024	7/15/2028	$1,200,000	$1,263,533	$1,260,320	1.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,220,958	$1,248,340	1.4%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,239,553	$1,251,692	1.4%
Lifepoint Health Inc	Healthcare	N/A	N/A	9.88%	N/A	9/10/2024, 9/11/2024	8/15/2030	$1,250,000	$1,357,625	$1,348,325	1.5%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$809,480	$822,518	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,378,177	$1,366,908	1.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$493,568	$495,503	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$496,115	$497,362	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,568,884	$1,579,829	1.7%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024	12/15/2029	$325,000	$325,809	$325,228	0.4%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,248,824	$1,244,630	1.3%
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	N/A	6/17/2024	10/15/2027	$1,300,000	$1,228,192	$1,289,231	1.4%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$485,003	$492,250	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$1,000,000	$1,000,000	$972,710	1.1%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$931,630	$947,005	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$906,134	1.0%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	N/A	1/23/2024	5/15/2025	$1,300,000	$1,288,268	$1,286,736	1.4%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,295,069	$1,269,997	1.4%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,436,476	$1,435,582	1.6%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,642,807	$1,639,211	1.8%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	N/A	2/15/2024	11/15/2027	$1,275,000	$1,246,290	$1,252,859	1.4%
Univision Communications	Broadcasting	N/A	N/A	6.63%	N/A	2/7/2024	6/1/2027	$1,250,000	$1,236,049	$1,244,965	1.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,743	$1,268,724	1.4%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$903,201	$914,858	1.0%
Viking Baked Goods Acqui	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$442,060	0.5%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,342,091	$1,339,534	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,652,564	$1,647,397	1.8%
Total Corporate Bond Investments								$46,100,500	$45,944,978	$46,109,294	50.2%

Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	-	13.00%	N/A	3/19/2024	3/19/2029	$4,844,193	$4,762,590	$4,912,851	5.3%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$673,313	$672,555	$676,585	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$596,985	$599,066	$592,412	0.6%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	11.00%	2.00%	11/21/2024	11/21/2029	$5,403,914	$5,275,915	$5,260,688	5.7%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,593	$828,698	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$1,000,000	$1,007,179	$1,010,000	1.1%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$475,000	$472,698	$475,394	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,197,000	$1,198,405	$1,199,250	1.3%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	11.99%	1.75%	12/18/2024	2/10/2028	$2,202,162	$2,164,120	$2,142,787	2.3%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$997,487	$1,001,149	$998,216	1.1%
Kronos Acquisition Holdings Inc.	Consumer-Products	3 Month SOFR USD +4.00%	-	8.59%	N/A	10/10/2024	7/8/2031	$897,750	$857,351	$845,285	0.9%
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	7.84%	N/A	9/19/2024, 10/18/2024	9/26/2031	$274,313	$273,647	$276,112	0.3%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,193,939	$1,196,514	$1,201,187	1.3%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024	10/23/2028	$698,250	$699,515	$700,128	0.8%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$498,747	$500,555	$503,041	0.5%
Neub 2022-50a Br	Collaterised Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$500,985	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024	9/12/2031	$1,033,000	$1,032,210	$1,043,010	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$498,750	$499,979	$501,867	0.5%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,492,462	$1,497,878	$1,502,730	1.6%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.59%	N/A	9/27/2024, 10/8/2024	10/3/2031	$548,625	$545,973	$551,538	0.6%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,194,000	$1,194,000	$1,196,734	1.3%
Total Senior Secured Loan Debt Investments								$27,047,710	$26,786,017	$26,919,498	28.9%

Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$587,865	0.6%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$1,650,498	1.8%
Total Preferred Stock								$2,146,068	$2,146,068	$2,238,363	2.4%

Total Equity Investments									$2,146,068	$2,238,363	2.4%

Warrants
Guardian Fleet	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$64,153	$-	$-	0.0%
Total Warrants								$64,153	$-	$-	0.0%

Short-Term Investments
United States Treasury Bill	N/A	N/A	N/A	4.49%	N/A	11/14/2024	2/25/2025	$8,000,000	$7,946,245	$7,949,600	8.6%
Total Short-Term Investments								$8,000,000	$7,946,245	$7,949,600	8.6%

Total Non-Controlled/Non-Affiliated Investments									$82,823,308	$83,216,755	90.1%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$82,823,308	$83,216,755	90.1%

Assets in Excess of Other liabilities										9,172,337	9.9%
Net assets										$92,389,092	100.0%

SOFR  - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)

(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

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

In March 2024, the Company established a wholly owned subsidiary named Muzinich Corporate Lending Holding LLC (the “Subsidiary”), a Delaware limited liability company. The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Company is consolidated with the Subsidiary for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025 and December 31, 2024; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of March 31, 2025 and December 31, 2024 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three months ended March 31, 2025 and 2024, the Company incurred offering costs of $0 and $0, respectively.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of Common Stock of the Company is determined at least quarterly by dividing the value of the Company’s total assets minus liabilities by the total number of shares of Common Stock outstanding.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind (“PIK”) Interest

The Company currently holds investments that generate PIK interest (“PIK investments”), expects to hold PIK investments in the future, and certain investments in its portfolio currently contain PIK interest provisions. The PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a regulated investment company (“RIC”) for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Distributions to Stockholders

Distributions to stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors and is generally based upon current and estimated net earnings. Net realized long-term capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a Distribution Reinvestment Plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board of Directors on behalf of its stockholders who do not elect to receive their dividends in cash. For more information on the DRP, see “Note 7. Net Assets – Distribution Reinvestment Plan” in these Notes to Consolidated Financial Statements.

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed below were assessed by the Company and either determined to be not applicable or expected to have minimal impact on the consolidated financial statements presented herein.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) of a company. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented.

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates as one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Consolidated Statement of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, and distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated annual financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

Income Taxes

The Company has elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

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

For the three months ended March 31, 2025 and 2024, the Company incurred Base Management Fee of $284,761 and $177,049, respectively.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the three months ended March 31, 2025 and 2024, the Company incurred Incentive Fee of $30,690 and $0, respectively.

Administration Agreement and Fund Accounting Agreement

The Company has entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate. In addition, the Company has entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the Company. The Company reimburses U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2025 and 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2025 and 2024, the total costs reimbursable to Muzinich were $41,961 and $28,259, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of March 31, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich held 1 share of the Company, or approximately 0.001% of the outstanding shares of Common Stock of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the three months ended March 31, 2025 and 2024, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of both March 31, 2025 and December 31, 2024, the Company had $2,310,698 in unfunded commitments to provide debt financing to its portfolio companies. As of both March 31, 2025 and December 31, 2024, there were no outstanding capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2025 is shown in the table below:

	Expiration Date	March 31, 2025
Carolina Center for Autism Services, LLC	11/21/2029	$2,310,698
Total unfunded commitments		$2,310,698

As of March 31, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$37,507,921	37,429,196	$45,944,978	$46,109,294
Senior Secured Loan Debt Instruments	37,726,784	38,179,700	26,786,017	26,919,498
Equity Investments - Preferred Stock	3,131,028	3,435,385	2,146,068	2,238,363
Short-Term Investments	0	0	7,946,245	7,949,600
Total Investments	$78,365,733	$79,044,281	$82,823,308	$83,216,755

100% of the Company’s investments as of March 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2025 and December 31, 2024 was as follows (excluding short-term investments):

Industry	March 31, 2025	December 31, 2024
Transportation Excluding Air/Rail	12.5%	0.0%
Health Care Services	6.0%	5.7%
Containers	6.0%	6.2%
Diversified Financial Services	5.6%	4.9%
Diversified Support Services	5.5%	6.0%
Homebuilders/Real Estate	5.1%	5.3%
Technology	4.9%	4.7%
Chemicals	4.6%	4.9%
Transportation Infrastructure	4.4%	4.1%
Building Materials	4.0%	4.2%
Energy	3.9%	9.4%
Services	3.4%	2.8%
Super Retail	2.9%	2.5%
Healthcare	2.2%	4.4%
Utilities	1.8%	1.8%
Capital Goods	1.8%	1.9%
Publishing/Printing	1.4%	1.5%
Aerospace/Defense	1.3%	1.4%
Airlines	1.2%	1.3%
Leisure	1.3%	1.3%
Gaming	0.9%	1.9%
Automotive & Auto Parts	0.6%	0.6%
Collaterised Debt Obligation	0.5%	0.5%
Food/Beverage/Tobacco	0.4%	0.5%
Consumer Products	0.0%	2.3%
Broadcasting	0.0%	1.4%
Total	82.2%	81.5%

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

The following table presents the fair value hierarchy of the Company’s investments as of March 31, 2025:

	Fair Value Hierarchy as of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$37,429,196	$-	$37,429,196
Senior Secured Loan Debt Instruments	-	14,298,382	23,881,318	38,179,700
Equity Investments - Preferred Stock	-	-	3,435,385	3,435,385
Short-Term Investments	-	-	-	-
Total	$-	$51,727,578	$27,316,703	$79,044,281

The following table presents the fair value hierarchy of the Company’s investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$46,109,294	$-	$46,109,294
Senior Secured Loan Debt Instruments	-	14,603,172	12,316,326	26,919,498
Equity Investments - Preferred Stock	-	-	2,238,363	2,238,363
Short-Term Investments	-	7,949,600	-	7,949,600
Total	$-	$68,662,066	$14,554,689	$83,216,755

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value of the Company’s investments for the three months ended March 31, 2025 and 2024:

Senior Secured Loan Debt Instruments	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Fair value, beginning of period	$12,316,326	$-
Purchases of investments	11,070,944	4,856,582
Proceeds from principal pre-payments and sales of investments	(28,318)	-
Net Realized gain (loss)	622	-
Net change in unrealized appreciation/(depreciation)	464,365	(706)
Net accretion of discount on investments	57,379	706
Transfers into (out of) Level 3	-	-
Fair value, end of period	$23,881,318	$4,856,582

Equity Investments - Preferred Stock	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Fair value, beginning of period	$2,238,363	$-
Purchases of investments	984,960	495,570
Proceeds from principal pre-payments and sales of investments	-	-
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	212,062	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,435,385	$495,570

The following table presents the net change in unrealized appreciation (depreciation) of the Company’s investments for the period relating to these Level 3 assets that were still held by the Company as of the three months ended March 31, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Senior Secured Loan Debt Instruments	$464,365	$(706)
Equity Investments - Preferred Stock	212,062	-
Total	$676,427	$(706)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value March 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$12,780,819	Discounted cash flow	Discount rate	8.93%-9.00%	8.96%
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$11,100,499	Recent Transaction Price [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,450,425	Market approach	EBITDA multiples	5.26x -7.94x	7.47x
Equity Investments - Preferred Stock	$984,960	Recent Transaction Price [2]	N/A	N/A	N/A

Total	$27,316,703

1)	Privately held assets without available third-party pricing or trading information.

2)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$4,912,851	Discounted cash flow	Discount rate	7.03%	7.03%
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$7,403,475	Recent Transaction Price [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$587,865	Market approach	EBITDA multiples	6.04x	6.04x
Equity Investments - Preferred Stock	$1,650,498	Recent Transaction Price [2]	N/A	N/A	N/A
Total	$14,554,689

1)	Privately held assets without available third-party pricing or trading information.

2)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

7. Net Assets

Common Stock Issuances

For the three months ended March 31, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.1	$2,500,000

For the three months ended March 31, 2024, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.0	$72,000,000

Distributions

For the three months ended March 31, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.515	$331,664

For the three months ended March 31, 2024, the Company did not declare any distributions.

Distribution Reinvestment Plan

The Company has adopted a DRP, pursuant to which it will reinvest all cash dividends and other distributions declared by the Board on behalf of its stockholders who do not elect to receive their dividends or other distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

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

The following table reflects the shares issued under the DRP to participants for the three months ended March 31, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.6

For the three months ended March 31, 2024, the Company did not declare any distributions.

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of both March 31, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$1,537,313	$151,418
Weighted average common shares of common stock outstanding – basic and diluted	94,322.87	57,759.24
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$16.30	$2.62

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2025 and 2024. The per common share data has been derived from information provided in the consolidated financial statements.

Per Common Share Operating Performance	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Net Asset Value, Beginning of Period	$1,006.39	1,000.00

Results of Operations:
Net Investment Income (Loss) (1)	12.89	3.33
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	3.43	(4.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	16.32	(0.86)

Distributions to Common Stockholders
Distributions from Net Investment Income	(3.52)	-
Net Decrease in Net Assets Resulting from Distributions	(3.52)	-

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,019.19	999.14

Shares Outstanding, End of Period	94,356.90	72,001.0

Ratio/Supplemental Data
Net assets, end of period	$96,168,029	71,938,991
Weighted-average shares outstanding (3)	94,322.87	57,759.2
Total Return (2)	1.62%	-0.09%
Portfolio turnover (4)	15.99%	37.59%
Ratio of total expenses to average net assets (5)	2.66%	17.27%
Ratio of net investment income (loss) to average net assets (5)	5.23%	2.14%

(1)	The per common share data was derived using weighted average shares outstanding.

(2)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(3)	Calculated for the three months ended March 31, 2025 and March 31, 2024

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

10.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2025, except as disclosed below.

Portfolio Activity

On April 3, 2025, the Company made a partial funding in the Delayed Draw Term Loan of Carolina Center for Autism Services, LLC, in the amount of $513,488 less 1.0% original issue discount.

Distributions

On May 13, 2025, the Company declared a distribution of $13.06 per share, or $1,232,670, payable on May 20, 2025 to shareholders of record as of May 13, 2025.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including as a result of current geopolitical conflicts and trade negotiations, including the imposition of tariffs;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

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

As of March 31, 2025, we had capital commitments from investors in the amount of $94,500,000. As of March 31, 2025, we had equity capital in the amount of $94,459,068. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings (as defined below).

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

Private Offerings and Liquidity Events

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s net asset value (“NAV”) per share. We reserve the right to issue shares of our common stock, par value $0.001 per share (“Common Stock”), at a price above the then-calculated NAV per share to allocate initial organizational and offering expenses to newly admitted stockholders at any Subsequent Closing (as defined below). We may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act.

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

We co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on March 2, 2021 (the “Order”) permitting us to co-invest with certain affiliates. The Board has determined that it is advantageous for us to co-invest with other accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

We will bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Portfolio and Investment Activity

As of March 31, 2025, we had 59 debt investments totaling $75,608,896, 3 equity investments totaling $3,435,385, and 1 investment with detachable warrants across 59 portfolio companies with an aggregate fair value of approximately $79.0 million. As of March 31, 2025, our debt investments consisted of corporate bonds and senior secured loans.

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated).

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
New investments:
Gross investment purchases	$15,826,036	$97,076,727
Less: sold investments	(20,307,734)	(27,349,303)
Total new investments	$(4,481,698)	$69,727,424

Principal/par/units amount of investments funded:
Corporate Bond Investments	$2,750,255	$-
Term loan debt investments	$12,090,821	$61,592,259
Equity investments	$984,960	$495,570

Number of new investment commitments	6	51
Average new investment commitment amount	$2,217,270	$1,231,845
Weighted average maturity for new investment commitments	5.2 Years	2.3 Years
Percentage of new debt investment commitments at floating rates	25%	0%
Percentage of new debt investment commitments at fixed rates	75%	100%
Weighted average spread SOFR of new floating rate investment commitments	3.25%	0.00%

As of March 31, 2025, our investments consisted of the following:

	March 31, 2025
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$37,507,921	37,429,196	47.35%
Senior secured loan debt instruments	37,726,784	38,179,700	48.30%
Equity investments – Preferred Stock	3,131,028	3,435,385	4.35%
Short-term investments	-	-	0%
Total Investments	$78,365,733	$79,044,281	100.00%

As of December 31, 2024, our investments consisted of the following:

	December 31, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$45,944,978	$46,109,294	55.41%
Senior secured loan debt instruments	26,786,017	26,919,498	32.35%
Equity investments – Preferred Stock	2,146,068	2,238,363	2.69%
Short-term investments	7,946,245	7,949,600	9.55%
Total Investments	$82,823,308	$83,216,775	100.00%

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

Typically, will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The following table presents our operating results for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Total investment income	$1,833,704	$1,741,248
Total expenses	617,925	1,548,996
Net investment income (loss)	1,215,779	192,252
Total net realized gains (losses)	36,433	9,495
Total net change in unrealized appreciation/(depreciation)	285,101	(50,329)
Total net realized and unrealized appreciation/(depreciation)	321,534	(40,834)
Net increase (decrease) in net assets resulting from operations	$1,537,313	$151,418

Investment Income

The following table presents our investment income for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest from corporate bonds, and term loan debt instruments	$1,833,704	$1,741,248
Commitment fees	-	-
Interest from cash and cash equivalents	-	-
Interest from short-term investments	-	-
Total investment income	$1,833,704	$1,741,248

Investment income increased from $1,741,248 for the three months ended March 31, 2024 to $1,833,704 for the three months ended March 31, 2025 as a result of the addition of investments to our portfolio.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Management fee	$284,761	$177,049
Other operating expenses	333,164	1,371,947
Total expenses	$617,925	$1,548,996

Total expenses decreased from $1,548,996 for the three months ended March 31, 2024 to $617,925 for the three months ended March 31, 2025, primarily due to a decrease in purchased accrued interest expense.

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

During the three months ended March 31, 2025, we issued 2,482.1 shares of Common Stock in Private Offerings. During the three months ended March 31, 2024, we issued 72,000.0 shares of Common Stock in Private Offerings.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both March 31, 2025 and 2024, we had no off-balance sheet arrangements.

Discretionary Repurchase Program

We do not intend to list our Common Stock on a securities exchange and we do not expect there to be a public market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions and the discretion of the Board, we intend to commence a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. Our directors may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding our discretionary repurchase program.

We did not repurchase any Common Stock during the three months ended March 31, 2025 or the three months ended March 31, 2024.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended March 31, 2025, we declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.515	$331,664

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To qualify for taxation as a RIC, we must, among other things, distribute to our stockholders on a timely basis each year at least 90% of our investment company taxable income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay a 4% nondeductible U.S. federal excise tax on certain undistributed income if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains that we recognized for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

For the three months ended March 31, 2025 and 2024, we issued 72.6 shares and 0 shares under the DRP, respectively.

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

Base Management Fee

The Base Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases we make during a calendar quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

For the three months ended March 31, 2025 and 2024, we incurred Base Management Fee of $284,761 and $177,049, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company incurred Incentive Fee of $30,690 and $0, respectively.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(41)	$-	$(41)
Base Interest Rate	-	-	-
+100 Basis Points	166	-	166
+200 Basis Points	331	-	331
+300 Basis Points	497	-	497

This analysis is indicative of the potential impact on our investment income as of March 31, 2025, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio after March 31, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on March 28, 2025), which could materially affect our business, financial condition or operating results.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us, including the value of our investments in such companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich Corporate Lending Income Fund, Inc.

Date: May 13, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 13, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer