Form 10-Q
period 2025-06-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2025-08-13
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

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

The issuer had 94,489.2 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2025.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended June 30, 2025

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets:

Non-controlled/non-affiliated investments, at fair value (amortized cost of $77,094,672 and $82,823,308, respectively)	$78,255,095	$83,216,755
Cash and Cash Equivalents	20,011,539	14,916,966
Receivables:
Interest and other	1,131,651	2,872,423
Total Assets	$99,398,285	$101,006,144

Liabilities:
Management fee payable	299,702	228,636
Organizational and offering fee payable	3,575	13,775
Professional fees payable	268,167	199,509
Securities purchased	1,611,255	4,633,910
Incentive fee payable	137,292	74,854
Distribution payable	-	839,072
Advance Share subscription amount	-	2,500,000
Accrued other general and administrative expenses	291,228	127,296
Total Liabilities	$2,611,219	$8,617,052

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 94,489.20 shares issued and outstanding as of June 30, 2025; and 1,000,000 shares authorized, 91,802.24 shares issued and outstanding as of December 31, 2024	94	92
Additional paid-in capital	94,593,451	91,885,688
Total distributable (accumulated) earnings (losses)	2,193,521	503,312
Total Net Assets	$96,787,066	$92,389,092
Total Liabilities and Net Assets	$99,398,285	$101,006,144
Net Asset Value Per Share	$1,024.32	$1,006.39

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the six months ended June 30, 2025 (Unaudited)	For the three months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)

Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents Interest income	$3,844,261	$2,010,557	$3,099,178	$1,357,930
Total investment income from non-controlled/non-affiliated investments and cash equivalents	3,844,261	2,010,557	3,099,178	1,357,930
Total Investment Income	3,844,261	2,010,557	3,099,178	1,357,930

Expenses:
Management fee	584,463	299,702	400,630	223,581
Organizational fees (Note 3)	-	-	175,257	(14,943)
Offering fees (Note 3)	-	-	190,205	190,205
Professional fee	310,116	163,233	449,601	183,595
Directors’ fees and expenses	90,000	45,000	90,000	45,000
Purchased accrued interest expense	53,097	24,993	1,025,899	189,467
Incentive fee expense	78,645	47,955	14,746	14,746
Other general and administrative expenses	183,341	100,854	67,502	33,193
Total Expenses	1,299,662	681,737	2,413,840	864,844
Net Investment Income	2,544,599	1,328,820	685,338	493,086
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	(57,033)	(93,466)	1,711	(7,784)
Total net realized gains/(losses)	(57,033)	(93,466)	1,711	(7,784)
Net change in unrealized appreciation/(depreciation)
Non-controlled/non-affiliated investments	766,976	481,875	116,221	166,550
Total net change in unrealized appreciation/(depreciation)	766,976	481,875	116,221	166,550
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	709,943	388,409	117,932	158,766
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,254,542	$1,717,229	$803,270	$651,852
Basic and diluted net investment income (loss) per common share	$26.96	$14.07	$10.56	$6.85
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$34.48	$18.18	$12.38	$9.05
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	94,378.02	94,432.56	64,885.80	72,012.4

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2025 (Unaudited)	For the three months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$2,544,599	$1,328,820	$685,338	$493,086
Total net realized gains/(losses)	(57,033)	(93,466)	1,711	(7,784)
Total net change in unrealized appreciation/(depreciation)	766,976	481,875	116,221	166,550
Net Increase (Decrease) in Net Assets Resulting from Operations	3,254,542	1,717,229	803,270	651,852

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(1,564,333)	(1,232,669)	(592,568)	(592,568)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,564,333)	(1,232,669)	(592,568)	(592,568)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	2,500,000	-	72,000,000	213,426
Dividends and distributions reinvested	207,765	134,477	24,690	24,690
Net Increase in Net Assets Resulting from Capital Share Transactions	2,707,765	134,477	72,024,690	238,116
Total Increase in Net Assets	4,397,974	619,037	72,235,392	297,400
Net Assets, Beginning of Period	92,389,092	96,168,029	1,000	71,938,992
Net Assets, End of Period	$96,787,066	$96,787,066	$72,236,392	$72,236,392
Net asset value per share	$1,024.32	$1,024.32	$1,002.92	$1,002.92
Common shares outstanding at the end of the Period	94,489.20	94,489.2	72,025.7	72,025.7

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,254,542	$803,270
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation)/depreciation on investments	(766,976)	(116,221)
Net realized (gains)/losses on investments	57,033	(1,711)
Net amortization of premium (accretion of discount)	29,860	(352,775)
Purchases and drawdowns of investments	(21,866,643)	(144,790,811)
Sales and maturities of and principal paydowns on investments	27,508,386	73,833,981
Changes in operating assets and liabilities
Receivables - interest and other	1,740,772	(536,320)
Management fee payable	71,066	223,581
Organizational and offering fees payable	(10,200)	365,462
Professional fees payable	68,658	296,442
Securities purchased	(3,022,655)	6,111,311
Incentive fee payable	62,438	14,746
Accrued other general and administrative expenses	163,932	38,255
Net cash provided by (used in) operating activities	7,290,213	(64,110,790)
Cash Flows from Financing Activities:
Distributions (net of change in Distribution payable)	(2,195,640)	(592,568)
Changes in advance share subscription amount	(2,500,000)	24,690
Proceeds from issuance of common shares	2,500,000	72,000,000
Cash provided by (used in) financing activities	(2,195,640)	71,432,122
Net increase (decrease) in cash and cash equivalents	5,094,573	7,321,332
Cash and cash equivalents, beginning of period	14,916,966	1,000
Cash and cash equivalents, end of period	$20,011,539	$7,322,332

Supplemental Information
Dividends reinvested	$207,765	$24,690

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity /Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,262,022	$1,306,463	1.3%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,004	$901,568	0.9%
American Airlines	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$558,370	$553,484	$557,097	0.6%
Ascent Resources	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,119,391	1.3%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,303,749	1.3%
Beacon Mobility Corp	Transportation Excluding Air/Rail	N/A	N/A	7.25%	N/A	6/17/2025	8/1/2030	$700,000	$700,000	$714,455	0.7%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,225,000	$1,226,758	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$185,941	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$250,000	$246,410	$252,333	0.3%
Cloud Software Grp Inc	Technology	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	$1,175,000	$1,195,916	$1,250,042	1.4%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	$1,125,000	$1,143,414	$1,139,940	1.3%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$350,000	$350,000	$342,835	0.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,230,440	$1,284,041	1.3%
Ladder Cap Fin Lllp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,246,449	$1,249,570	1.3%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$808,585	$841,306	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,380,959	$1,408,109	1.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$496,475	$498,032	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$497,021	$500,575	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,565,918	$1,585,697	1.6%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025	12/15/2029	$500,000	$505,115	$520,640	0.5%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,249,058	$1,250,461	1.3%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$488,480	$498,517	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$500,000	$500,000	$492,520	0.5%
Provident Fdg	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$930,878	$972,687	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$901,680	0.9%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,302,574	$1,315,211	1.4%
Shea Homes Lp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,445,810	$1,477,500	1.5%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,651,499	$1,670,843	1.7%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,223	$1,263,002	1.3%
Victra Hldg	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$899,855	$918,688	0.9%
Viking Baked Goods	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$440,200	0.5%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,345,073	$1,345,143	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,661,607	$1,689,310	1.7%
Total Corporate Bond Investments								$32,041,370	$31,870,269	$32,424,304	33.7%

Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	N/A	12.00%	N/A	3/19/2024	3/19/2029	$4,769,858	$4,698,963	$4,693,339	4.8%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$671,625	$670,824	$674,264	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$593,970	$595,726	$571,518	0.6%
Bison Infrastructure Services (2)	Transportation Excluding Air/Rail	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	$11,270,405	$11,035,824	$11,195,376	11.6%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2029	$6,873,667	$6,744,525	$6,821,573	7.0%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$832,925	$825,825	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$949,875	$956,029	$953,437	1.0%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$472,625	$470,503	$473,216	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,191,000	$1,192,291	$1,192,489	1.2%
Gloves Buyer Inc.	Services	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	$750,000	$746,293	$734,062	0.8%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	13.45%	1.75%	12/18/2024, 4/2/2025	2/10/2028	$5,767,258	$5,735,282	$5,763,440	6.0%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$992,462	$995,562	$992,591	1.0%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,187,879	$1,189,884	$1,187,142	1.2%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024, 1/13/2025	10/23/2028	$694,750	$695,855	$695,090	0.7%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$496,241	$497,897	$496,831	0.5%
Neub 2022-50a Br	Collaterised Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$501,116	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	9/12/2031	$1,033,000	$1,032,253	$1,038,640	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$496,250	$497,318	$497,203	0.5%
Sazerac Co Inc	Food/Beverage/Tobacco	3 Month SOFR USD +2.50%	-	7.59%	N/A	6/25/2025	1/1/2026	$325,000	$323,375	$324,594	0.3%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,485,000	$1,489,921	$1,486,396	1.5%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,191,000	$1,191,000	$1,194,275	1.2%
Total Senior Secured Loan Debt Investments								$42,539,685	$42,093,375	$42,312,417	43.6%

Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$392,578	0.5%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$2,123,236	2.2%
Bison Infrastructure Services, LLC (2)	Transportation Excluding Air/Rail	N/A	N/A	8.00%	N/A	2/6/2025	N/A	$984,960	$984,960	$1,002,560	1.0%
Total Preferred Stock								$3,131,028	$3,131,028	$3,518,374	3.7%

Total Equity Investments									$3,131,028	$3,518,374	3.7%

Warrants
Guardian Fleet Services, Inc.	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$167,066	$-	$-	0.0%
Total Warrants								$167,066	$-	$-	0.0%

Total Non-Controlled/Non-Affiliated Investments									$77,094,672	$78,255,095	81.0%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$77,094,672	$78,255,095	81.0%

Assets in Excess of Other Liabilities										18,531,971	19.0%
Net assets										$96,787,066	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)
(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).
(4)	Variable rate security; rate shown is the rate in effect on June 30, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the requirement or at their election, cannot be predicted with accuracy.

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,263,409	$1,277,607	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,874	$865,703	0.9%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$837,500	$830,172	$835,666	0.9%
Antero Resources Corp	Energy	N/A	N/A	8.38%	N/A	1/24/2024	7/15/2026	$1,225,000	$1,251,492	$1,251,031	1.4%
Ascent Resources/aru Fin	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,093,388	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,242,584	1.3%
Buckeye Partners Lp	Energy	N/A	N/A	4.13%	N/A	1/23/2024, 10/4/2024	3/1/2025	$1,355,000	$1,350,707	$1,351,378	1.5%
Carnival Corp	Leisure	N/A	N/A	7.63%	N/A	2/23/2024	3/1/2026	$1,200,000	$1,202,684	$1,201,754	1.3%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,226,061	$1,225,704	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$178,514	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,198,136	$1,210,897	1.3%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024	11/15/2029	$825,000	$828,889	$843,569	0.9%
Energizer Holdings Inc	Consumer-Products	N/A	N/A	6.50%	N/A	2/2/2024	12/31/2027	$1,250,000	$1,247,612	$1,251,591	1.4%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$1,250,000	$1,250,000	$1,279,424	1.4%
Harvest Midstream I Lp	Energy	N/A	N/A	7.50%	N/A	6/27/2024	9/1/2028	$1,200,000	$1,216,033	$1,210,576	1.3%
Howard Midstream Energy	Energy	N/A	N/A	8.88%	N/A	6/27/2024	7/15/2028	$1,200,000	$1,263,533	$1,260,320	1.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,220,958	$1,248,340	1.4%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,239,553	$1,251,692	1.4%
Lifepoint Health Inc	Healthcare	N/A	N/A	9.88%	N/A	9/10/2024, 9/11/2024	8/15/2030	$1,250,000	$1,357,625	$1,348,325	1.5%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$809,480	$822,518	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,378,177	$1,366,908	1.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$493,568	$495,503	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$496,115	$497,362	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,568,884	$1,579,829	1.7%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024	12/15/2029	$325,000	$325,809	$325,228	0.4%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,248,824	$1,244,630	1.3%
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	N/A	6/17/2024	10/15/2027	$1,300,000	$1,228,192	$1,289,231	1.4%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$485,003	$492,250	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$1,000,000	$1,000,000	$972,710	1.1%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$931,630	$947,005	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$906,134	1.0%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	N/A	1/23/2024	5/15/2025	$1,300,000	$1,288,268	$1,286,736	1.4%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,295,069	$1,269,997	1.4%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,436,476	$1,435,582	1.6%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,642,807	$1,639,211	1.8%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	N/A	2/15/2024	11/15/2027	$1,275,000	$1,246,290	$1,252,859	1.4%
Univision Communications	Broadcasting	N/A	N/A	6.63%	N/A	2/7/2024	6/1/2027	$1,250,000	$1,236,049	$1,244,965	1.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,743	$1,268,724	1.4%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$903,201	$914,858	1.0%
Viking Baked Goods Acqui	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$442,060	0.5%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,342,091	$1,339,534	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,652,564	$1,647,397	1.8%
Total Corporate Bond Investments								$46,100,500	$45,944,978	$46,109,294	50.2%

Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	-	13.00%	N/A	3/19/2024	3/19/2029	$4,844,193	$4,762,590	$4,912,851	5.3%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$673,313	$672,555	$676,585	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$596,985	$599,066	$592,412	0.6%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	11.00%	2.00%	11/21/2024	11/21/2029	$5,403,914	$5,275,915	$5,260,688	5.7%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,593	$828,698	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$1,000,000	$1,007,179	$1,010,000	1.1%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$475,000	$472,698	$475,394	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,197,000	$1,198,405	$1,199,250	1.3%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	11.99%	1.75%	12/18/2024	2/10/2028	$2,202,162	$2,164,120	$2,142,787	2.3%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$997,487	$1,001,149	$998,216	1.1%
Kronos Acquisition Holdings Inc.	Consumer-Products	3 Month SOFR USD +4.00%	-	8.59%	N/A	10/10/2024	7/8/2031	$897,750	$857,351	$845,285	0.9%
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	7.84%	N/A	9/19/2024, 10/18/2024	9/26/2031	$274,313	$273,647	$276,112	0.3%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,193,939	$1,196,514	$1,201,187	1.3%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024	10/23/2028	$698,250	$699,515	$700,128	0.8%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$498,747	$500,555	$503,041	0.5%
Neub 2022-50a Br	Collaterized Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$500,985	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024	9/12/2031	$1,033,000	$1,032,210	$1,043,010	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$498,750	$499,979	$501,867	0.5%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,492,462	$1,497,878	$1,502,730	1.6%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.59%	N/A	9/27/2024, 10/8/2024	10/3/2031	$548,625	$545,973	$551,538	0.6%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,194,000	$1,194,000	$1,196,734	1.3%
Total Senior Secured Loan Debt Investments								$27,047,710	$26,786,017	$26,919,498	28.9%

Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$587,865	0.6%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$1,650,498	1.8%
Total Preferred Stock								$2,146,068	$2,146,068	$2,238,363	2.4%

Total Equity Investments									$2,146,068	$2,238,363	2.4%

Warrants
Guardian Fleet	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$64,153	$-	$-	0.0%
Total Warrants								$64,153	$-	$-	0.0%

Short-Term Investments
United States Treasury Bill	N/A	N/A	N/A	4.49%	N/A	11/14/2024	2/25/2025	$8,000,000	$7,946,245	$7,949,600	8.6%
Total Short-Term Investments								$8,000,000	$7,946,245	$7,949,600	8.6%

Total Non-Controlled/Non-Affiliated Investments									$82,823,308	$83,216,755	90.1%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$82,823,308	$83,216,755	90.1%

Assets in Excess of Other liabilities										9,172,337	9.9%
Net assets										$92,389,092	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)
(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).
(4)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025 and December 31, 2024; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of June 30, 2025 and December 31, 2024 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents for the six months ended June 30, 2025 were $20,011,539.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three and six months ended June 30, 2025 and 2024, the Company incurred offering costs of $0, $0, $190,205 and $190,205, respectively.

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

Payment-in-Kind (“PIK”) Interest

The Company currently holds investments that generate PIK interest (“PIK investments”), expects to hold PIK investments in the future, and certain investments in its portfolio currently contain PIK interest provisions. The PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates as one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed in the Consolidated Statement of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, and distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated annual financial statements.

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

In order for the Company not to be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains that it recognized for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

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

For the three and six months ended June 30, 2025 and 2024, the Company incurred Base Management Fees of $299,702, $584,463, $223,581 and $400,630, respectively.

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

For the three and six months ended June 30, 2025 and 2024, the Company incurred Incentive Fees of $47,955, $78,645, $14,746, and $14,746, respectively.

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

Reimbursement of Certain Expenses

During the six months ended June 30, 2025 and 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2025 and 2024, the total costs reimbursable to Muzinich were $16,288 and $28,259, respectively, and are disclosed within “Professional fees payable” and “Accrued other general and administrative expenses” on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of June 30, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich held 1 share of the Company, or approximately 0.001% of the outstanding shares of Common Stock of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the six months ended June 30, 2025 and 2024, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company had $898,604 and $2,310,698 in unfunded commitments respectively to provide debt financing to its portfolio companies. As of both June 30, 2025 and December 31, 2024, there were no outstanding capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2025 is shown in the table below:

	Expiration Date	June 30, 2025
Carolina Center for Autism Services, LLC	11/21/2029	$898,604
Total unfunded commitments		$898,604

As of June 30, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$31,870,269	32,424,304	$45,944,978	$46,109,294
Senior Secured Loan Debt Instruments	42,093,375	42,312,417	26,786,017	26,919,498
Equity Investments - Preferred Stock	3,131,028	3,518,374	2,146,068	2,238,363
Short-Term Investments	-	-	7,946,245	7,949,600
Total Investments	$77,094,672	$78,255,095	$82,823,308	$83,216,755

100% of the Company’s investments as of June 30, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2025 and December 31, 2024 was as follows (excluding short-term investments):

Industry	June 30, 2025	December 31, 2024
Transportation Excluding Air/Rail	13.3%	0.0%
Transportation Infrastructure	8.2%	4.1%
Health Care Services	7.0%	5.7%
Diversified Support Services	5.3%	6.0%
Homebuilders/Real Estate	5.1%	5.3%
Diversified Financial Services	5.1%	4.9%
Chemicals	4.7%	4.9%
Containers	4.6%	6.2%
Technology	4.3%	4.7%
Building Materials	3.7%	4.2%
Services	3.5%	2.8%
Energy	2.6%	9.4%
Super Retail	2.4%	2.5%
Healthcare	2.2%	4.4%
Utilities	1.8%	1.8%
Capital Goods	1.8%	1.9%
Publishing/Printing	1.5%	1.5%
Airlines	1.1%	1.3%
Gaming	0.9%	1.9%
Food/Beverage/Tobacco	0.8%	0.5%
Automotive & Auto Parts	0.6%	0.6%
Collaterised Debt Obligation	0.5%	0.5%
Leisure	0.0%	1.3%
Aerospace/Defense	0.0%	1.4%
Consumer Products	0.0%	2.3%
Broadcasting	0.0%	1.4%
Total	81.0%	81.5%

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

The following table presents the fair value hierarchy of the Company’s investments as of June 30, 2025:

	Fair Value Hierarchy as of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$32,424,304	$-	$32,424,304
Senior Secured Loan Debt Instruments	-	13,838,689	28,473,728	42,312,417
Equity Investments - Preferred Stock	-	-	3,518,374	3,518,374
Short-Term Investments	-	-	-	-
Total	$-	$46,262,993	$31,992,102	$78,255,095

The following table presents the fair value hierarchy of the Company’s investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$46,109,294	$-	$46,109,294
Senior Secured Loan Debt Instruments	-	14,603,172	12,316,326	26,919,498
Equity Investments - Preferred Stock	-	-	2,238,363	2,238,363
Short-Term Investments	-	7,949,600	-	7,949,600
Total	$-	$68,662,066	$14,554,689	$83,216,755

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value of the Company’s investments for the six months ended June 30, 2025 and 2024:

Senior Secured Loan Debt Instruments	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Fair value, beginning of period	$12,316,326	$-
Purchases of investments	16,013,270	4,856,582
Proceeds from principal pre-payments and sales of investments	(145,092)	-
Net realized gain (loss)	2,354	-
Net change in unrealized appreciation/(depreciation)	146,570	118,328
Net accretion of discount on investments	140,300	4,940
Transfers into (out of) Level 3	-	-
Fair value, end of period	$28,473,728	$4,979,850

Equity Investments - Preferred Stock	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Fair value, beginning of period	$2,238,363	$-
Purchases of investments	984,960	495,570
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	295,051	13,753
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,518,374	$509,323

The following table presents the net change in unrealized appreciation (depreciation) of the Company’s investments for the period relating to these Level 3 assets that were still held by the Company as of June 30, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Senior Secured Loan Debt Instruments	$146,570	$118,328
Equity Investments - Preferred Stock	295,051	13,753
Total	$441,621	$132,081

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value June 30, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid 1)	$28,473,728	Discounted cash flow	Discount rate	8.54% - 11.25%	9.51%
Equity Investments - Preferred Stock	$3,518,374	Market approach	EBITDA multiples	5.27x - 7.94x	6.89	x

Total	$31,992,102

1)	Privately held assets without available third-party pricing or trading information.

	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Range/Input		Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid1)	$4,912,851	Discounted cash flow	Discount rate	7.03%		7.03%
Senior Secured Loan Debt Instruments (Non-Liquid1)	$7,403,475	Recent Transaction Price [2]	N/A	N/A		N/A
Equity Investments - Preferred Stock	$587,865	Market approach	EBITDA multiples	6.04	x	6.04	x
Equity Investments - Preferred Stock	$1,650,498	Recent Transaction Price[2]	N/A	N/A		N/A
Total	$14,554,689

[1]	Privately held assets without available third-party pricing or trading information.
[2]	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

7. Net Assets

Common Stock Issuances

For the six months ended June 30, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.09	$2,500,000

For the six months ended June 30, 2024, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.00	$72,000,000

Distributions

For the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669

For the six months ended June 30, 2024, the Company declared the following distribution:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568

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

The following table reflects the shares issued under the DRP to participants for the six months ended June 30, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.6
March 21, 2025	April 3, 2025	28.3
May 13, 2025	May 20, 2025	104.0

The following table reflects the shares issued under the DRP to participants for the six months ended June 30, 2024:

Record Date	Issuance Date	Shares Issued
May 9, 2024	May 20, 2024	24.7

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both June 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$3,254,542	$1,717,229	$803,270	$651,852
Weighted average common shares of common stock outstanding - basic and diluted	94,378.02	94,432.56	64,885.80	72,012.40
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$34.48	$18.18	$12.38	$9.05

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025 and 2024. The per common share data has been derived from information provided in the consolidated financial statements.

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,006.39	1,000.00

Results of Operations:
Net Investment Income (Loss) (1)	26.96	10.56
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	7.54	0.59
Net Increase (Decrease) in Net Assets Resulting from Operations	34.50	11.15

Distributions to Common Stockholders
Distributions from Net Investment Income	(16.57)	(8.23)
Net Decrease in Net Assets Resulting from Distributions	(16.57)	(8.23)

Net Asset Value, End of Period	$1,024.32	1,002.92

Shares Outstanding, End of Period	94,489.20	72,025.7

Ratio/Supplemental Data
Net assets, end of period	$96,787,066	72,236,392
Weighted-average shares outstanding (3)	94,378.02	64,885.8
Total Return (2)	3.43%	1.15%
Portfolio turnover (4)	25.20%	106.79%
Ratio of total expenses to average net assets (5)	2.76%	10.07%
Ratio of net investment income (loss) to average net assets (5)	5.39%	2.86%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(3)	Calculated for the six months ended June 30, 2025 and June 30, 2024.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2025, except as disclosed below.

Distributions

On August 7, 2025, the Company declared a distribution of $14.43 per share, or $1,363,479, payable on August 19, 2025 to stockholders of record as of August 7, 2025.

Investment Portfolio Activity

On July 30, 2025, the Company made an add-on investment in Guardian Fleet Services, Inc.in the amount of $2,567,442.

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

As of June 30, 2025, we had capital commitments from investors in the amount of $94,500,000. As of June 30, 2025, we had equity capital in the amount of $94,593,545. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings (as defined below).

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

Investment Objectives and Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We intend to invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to partner with strong management teams executing long-term growth strategies that have creditworthy businesses. We may also from time to time invest in larger, smaller, or non-U.S. companies. We generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $3 million and $100 million annually, but will typically target businesses with EBITDA between $3 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to an unsecured loan that typically ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We expect to invest in primary origination investments and also expect to invest a portion of our assets in more liquid credit investments (as described below). We expect to source our primary origination investments through the Adviser’s and its affiliates’ networks of relationships with financial intermediaries (including local and regional investment banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities to invest alongside one or more other investors. We expect to invest across a number of different industries.

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

ESG Investment Criteria

We avoid investing in companies that Muzinich considers to be fundamentally unsustainable in accordance with (i) certain exclusion criteria and (ii) Muzinich’s proprietary environmental, social and governance (“ESG”) scoring systems. Exclusion criteria are assessed prior to investment, and, in the case of our private debt investments, will be applied only at the time of investment. Information on company conduct or involvement in excluded industries is sourced either from independent ESG data providers or directly from the companies themselves.

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

Portfolio and Investment Activity

As of June 30, 2025, we had 54 debt investments totaling $74,736,721, 3 equity investments totaling $3,518,374, and 1 investment with detachable warrants across 54 portfolio companies with an aggregate fair value of approximately $78.2 million. As of June 30, 2025, our debt investments consisted of corporate bonds and senior secured loans.

Our investment activity for the six months ended June 30, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated).

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
New investments:
Gross investment purchases	$21,866,643	$144,790,811
Less: sold investments	(27,508,386)	(73,833,981)
Total new investments	$(5,641,743)	$70,956,830

Principal/par/units amount of investments funded:
Corporate Bond Investments	$3,450,255	$34,387,452
Term loan debt investments	$15,944,429	$12,081,852
Equity investments	$984,960	$509,323

Number of new investment commitments	7	74
Average new investment commitment amount	$2,724,228	$1,483,762
Weighted average maturity for new investment commitments	5.1 Years	2.7 Years
Percentage of new debt investment commitments at floating rates	43%	35%
Percentage of new debt investment commitments at fixed rates	57%	65%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	2.81%	3.78%

As of June 30, 2025, our investments consisted of the following:

	June 30, 2025
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$31,870,269	32,424,304	41.43%
Senior secured loan debt instruments	42,093,375	42,312,417	54.07%
Equity investments – Preferred Stock	3,131,028	3,518,374	4.50%
Short-term investments	-	-	-%
Total Investments	$77,094,672	$78,255,095	100.00%

As of December 31, 2024, our investments consisted of the following:

	December 31, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$45,944,978	$46,109,294	55.41%
Senior secured loan debt instruments	26,786,017	26,919,498	32.35%
Equity investments – Preferred Stock	2,146,068	2,238,363	2.69%
Short-term investments	7,946,245	7,949,600	9.55%
Total Investments	$82,823,308	$83,216,775	100.00%

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

Typically, the Adviser receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The following table presents our operating results for the three and six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Total investment income	$3,844,261	$2,010,557	$3,099,178	$1,357,930
Total expenses	1,299,662	681,737	2,413,840	864,844
Net investment income (loss)	2,544,599	1,328,820	685,338	493,086
Total net realized gains (losses)	(57,033)	(93,466)	1,711	(7,784)
Total net change in unrealized appreciation/(depreciation)	766,976	481,875	116,221	166,550
Total net realized and unrealized appreciation/(depreciation)	709,943	388,409	117,932	158,766
Net increase (decrease) in net assets resulting from operations	$3,254,542	$1,717,229	$803,270	$651,852

Investment Income

The following table presents our investment income for the three and six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Interest from term loan debt instruments and preferred stock	$3,844,261	$2,010,557	$3,099,178	$1,357,930
Commitment fees	-	-	-	-
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	-	-	-	-
Total investment income	$3,844,261	$2,010,557	$3,099,178	$1,357,930

Investment income increased from $1,357,930 and $3,099,178 for the three and six months ended June 30, 2024, respectively, to $2,010,557 and 3,844,261 for the three and six months ended June 30, 2025, respectively, as a result of the addition of investments to our portfolio.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Management fee	$584,463	$299,702	$400,630	$223,581
Other operating expenses	715,199	382,035	2,013,210	641,263
Expenses waived	-	-	-	-
Total expenses	$1,299,662	$681,737	$2,413,840	$864,844

Total expenses decreased from $864,844 and $2,413,840 for the three and six months ended June 30, 2024, respectively, to $681,737 and 1,299,662 for the three and six months ended June 30, 2025, respectively, primarily due to a decrease in purchased accrued interest expense.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash from (1) future offerings of our Common Stock or preferred stock, (2) cash flows from operations, and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including payments to the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Common Stock.

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

During the six months ended June 30, 2025, we issued 2,482.1 shares of Common Stock in Private Offerings. During the six months ended June 30, 2024, we issued 72,025.7 shares of Common Stock in Private Offerings.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both June 30, 2025 and 2024, we had no off-balance sheet arrangements.

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

We did not repurchase any Common Stock during the six months ended June 30, 2025 or the six months ended June 30, 2024.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the six months ended June 30, 2025, we declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.515	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669

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

For the six months ended June 30, 2025 and 2024, we issued 204.9 shares and 24.7 shares under the DRP, respectively.

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

For the six months ended June 30, 2025 and 2024, we incurred Base Management Fee of $584,463 and $400,630, respectively.

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

For the six months ended June 30, 2025 and 2024, we incurred Incentive Fees of $78,645 and $14,746, respectively.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(49)	$-	$(49)
Base Interest Rate	-	-	-
+100 Basis Points	196	-	196
+200 Basis Points	391	-	391
+300 Basis Points	587	-	587

This analysis is indicative of the potential impact on our investment income as of June 30, 2025, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio after June 30, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich Corporate Lending Income Fund, Inc.

Date: August 12, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: August 12, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer