Form 10-Q
period 2025-09-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2025-11-12
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

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

The issuer had 94,605.04 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2025.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended September 30, 2025

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2025	As of December 31, 2024
Assets:	(Unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $81,312,617 and $82,823,308, respectively)	$82,399,099	$83,216,755
Cash and cash equivalents	14,927,006	14,916,966
Receivables:
Interest and other receivables	648,299	2,872,423
Total Assets	$97,974,404	$101,006,144

Liabilities:
Management fee payable	$304,946	$228,636
Organizational and offering fees payable	3,575	13,775
Professional fees payable	166,313	199,509
Securities purchased	159,600	4,633,910
Incentive fee payable	132,386	74,854
Distribution payable	-	839,072
Advance Share subscription amount	-	2,500,000
Accrued other general and administrative expenses	294,164	127,296
Total Liabilities	$1,060,984	$8,617,052

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$-	$-
Common Shares, $0.001 par value; 1,000,000 shares authorized, 94,605.04 shares issued and outstanding as of September 30, 2025; and 1,000,000 shares authorized, 91,802.24 shares issued and outstanding as of December 31, 2024	94	92
Additional paid-in capital	94,712,113	91,885,688
Total distributable earnings	2,201,213	503,312
Total Net Assets	$96,913,420	$92,389,092
Total Liabilities and Net Assets	$97,974,404	$101,006,144
Net Asset Value Per Share	$1,024.40	$1,006.39

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the nine months ended September 30, 2025 (Unaudited)	For the three months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents
Interest income	$5,974,325	$2,130,064	$4,488,529	$1,389,351
Total investment income from non-controlled/non-affiliated investments and cash equivalents	5,974,325	2,130,064	4,488,529	1,389,351
Total Investment Income	$5,974,325	$2,130,064	$4,488,529	$1,389,351

Expenses:
Management fee	$889,409	$304,946	$627,602	$226,972
Organizational fees (Note 3)	-	-	175,257	-
Offering fees (Note 3)	-	-	190,205	-
Professional fee	412,384	102,268	627,875	178,274
Directors' fees and expenses	135,000	45,000	135,000	45,000
Purchased accrued interest expense	177,609	124,512	1,188,071	162,172
Incentive fee expense	73,738	-	90,052	75,306
Other general and administrative expenses	342,862	154,614	179,914	112,412
Total Expenses	$2,031,002	$731,340	$3,213,976	$800,136
Net Investment Income	$3,943,323	$1,398,724	$1,274,553	$589,215
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	(10,645)	46,388	53,430	51,719
Total net realized gains/(losses)	$(10,645)	$46,388	$53,430	$51,719
Net change in unrealized appreciation/(depreciation)
Non-controlled/non-affiliated investments	693,035	(73,941)	666,429	550,208
Total net change in unrealized appreciation/(depreciation)	$693,035	$(73,941)	$666,429	$550,208
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	$682,390	$(27,553)	$719,859	$601,927
Net Increase in Net Assets Resulting from Operations	$4,625,713	$1,371,171	$1,994,412	$1,191,142
Basic and diluted net investment income per common share	$41.76	$14.79	$18.94	$8.18
Basic and diluted net increase in net assets resulting from operations per common share	$48.98	$14.50	$29.64	$16.53
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	94,433.73	94,543.34	67,287.70	72,039.20

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2025 (Unaudited)	For the three months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$3,943,323	$1,398,724	$1,274,553	$589,215
Total net realized gains/(losses)	(10,645)	46,388	53,430	51,719
Total net change in unrealized appreciation/(depreciation)	693,035	(73,941)	666,429	550,208
Net Increase (Decrease) in Net Assets Resulting from Operations	4,625,713	1,371,171	1,994,412	1,191,142

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,927,812)	(1,363,479)	(1,283,295)	(690,727)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,927,812)	(1,363,479)	(1,283,295)	(690,727)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	2,500,000	-	72,000,000	-
Dividends and distributions reinvested	326,427	118,662	53,697	29,007
Net Increase in Net Assets Resulting from Capital Share Transactions	2,826,427	118,662	72,053,697	29,007
Total Increase in Net Assets	4,524,328	126,354	72,764,814	529,422
Net Assets, Beginning of Period	92,389,092	96,787,066	1,000	72,236,392
Net Assets, End of Period	$96,913,420	$96,913,420	$72,765,814	$72,765,814
Net asset value per share	$1,024.40	$1,024.40	$1,009.87	$1,009.87
Common shares outstanding at the end of the Period	94,605.04	94,605.04	72,054.60	72,054.60

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,625,713	$1,994,412
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation)/depreciation on investments	(693,035)	(666,429)
Net realized (gains)/losses on investments	10,645	(53,430)
Net amortization of premium (accretion of discount)	43,593	(471,201)
Purchases and drawdowns of investments	(32,456,591)	(168,794,315)
Sales and maturities of and principal paydowns on investments	33,913,044	102,642,943
Changes in operating assets and liabilities
Receivables - interest and other	2,224,124	(736,416)
Management fee payable	76,310	226,972
Organizational and offering fees payable	(10,200)	13,775
Professional fees payable	(33,196)	259,461
Securities purchased	(4,474,310)	4,989,478
Incentive fee payable	57,532	90,052
Accrued other general and administrative expenses	166,868	45,515
Net cash provided by (used in) operating activities	3,450,497	(60,459,183)
Cash Flows from Financing Activities:
Distributions (net of change in Distribution payable)	(3,440,457)	(1,229,598)
Changes in advance share subscription amount	(2,500,000)	-
Proceeds from issuance of common shares	2,500,000	72,000,000
Cash provided by (used in) financing activities	(3,440,457)	70,770,402
Net increase (decrease) in cash and cash equivalents	10,040	10,311,219
Cash and cash equivalents, beginning of period	14,916,966	1,000
Cash and cash equivalents, end of period	$14,927,006	$10,312,219

Supplemental Information
Dividends reinvested	$326,427	$53,697

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,261,285	$1,310,839	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$883,543	$903,858	0.9%
American Airlines	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$418,750	$415,086	$418,821	0.4%
Aquarian	Diversified Financial Services	N/A	N/A	8.88%	N/A	8/28/2025	11/1/2029	$1,000,000	$1,041,753	$1,043,620	1.1%
Ascent Resources	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,122,711	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,314,171	1.4%
Beacon Mobility Corp	Transportation Excluding Air/Rail	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	$700,000	$700,000	$727,744	0.8%
Blackstone Mortgage	Homebuilders/Real Estate	N/A	N/A	3.75%	N/A	8/28/2025	1/15/2027	$1,000,000	$983,650	$976,191	1.0%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,228,062	$1,224,796	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$185,995	0.2%
Cimpress Plc	Publishing/Printing	N/A	N/A	7.38%	N/A	8/28/2025	9/15/2032	$1,000,000	$1,002,500	$998,674	1.0%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,194,754	$1,246,878	1.3%
Cloud Software Grp Inc	Technology	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	$250,000	$246,622	$252,182	0.3%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	$1,125,000	$1,142,192	$1,169,551	1.2%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$175,000	$175,000	$173,014	0.2%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,235,335	$1,272,896	1.3%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$808,118	$847,058	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,382,383	$1,396,581	1.4%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	2/1/2026	$500,000	$497,979	$500,000	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	1/15/2027	$500,000	$498,172	$500,000	0.5%
New Enterprise Stone	Building Materials	N/A	N/A	5.25%	N/A	8/28/2025	7/15/2028	$1,000,000	$993,794	$990,622	1.0%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,571,632	$1,585,650	1.6%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets

Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	$1,500,000	$1,558,210	$1,576,811	1.6%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,249,179	$1,247,719	1.3%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$490,283	$499,677	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$500,000	$500,000	$520,000	0.5%
Provident Fdg	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$930,480	$977,423	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$901,868	0.9%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,306,426	$1,319,537	1.4%
Shea Homes Lp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,450,646	$1,476,713	1.5%
Tallgrass Nrg Prtnr/fin	Energy	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	$1,000,000	$987,670	$987,890	1.0%
Us Acute Care Solutions	Healthcare	N/A	N/A	9.75%	N/A	8/28/2025	5/15/2029	$250,000	$255,574	$255,725	0.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,253,953	$1,291,919	1.3%
Victra Hldg	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$898,119	$917,341	0.9%
Watco Cos Llc	Railroads	N/A	N/A	7.13%	N/A	9/17/2025	8/1/2032	$1,000,000	$1,032,223	$1,034,519	1.1%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,122,000	$1,101,744	$1,114,860	1.2%
Total Corporate Bond Investments								$33,673,750	$33,676,367	$34,283,854	35.4%
Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	N/A	13.00%	N/A	3/19/2024	3/19/2029	$3,929,063	$3,874,624	$3,944,738	4.1%
ACP Tara Holdings Inc.	Consumer-Products	3 Month SOFR USD +3.25%	-	7.51%	N/A	9/17/2025	9/17/2032	$160,000	$159,600	$160,000	0.2%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	$669,946	$669,187	$669,423	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$592,462	$594,054	$585,922	0.6%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Bison Infrastructure Services(2)	Transportation Excluding Air/Rail	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	$11,242,087	$11,020,902	$11,134,238	11.5%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2029	$6,908,859	$6,786,315	$6,928,608	7.2%
Chariot Buyer LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	$149,625	$149,625	$149,688	0.2%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$832,585	$826,421	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$949,875	$956,689	$951,660	1.0%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$471,438	$469,406	$471,621	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,191,000	$1,192,427	$1,193,978	1.2%
Gloves Buyer Inc.	Services	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	$750,000	$746,428	$726,750	0.7%
Guardian Flee(2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.75%	13.44%	1.75%	12/18/2024, 4/2/2025, 7/30/2025	2/10/2028	$8,368,355	$8,294,533	$8,276,373	8.5%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$989,981	$993,640	$987,764	1.0%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,184,849	$1,186,567	$1,184,386	1.2%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024, 1/13/2025	10/23/2028	$693,013	$694,203	$692,583	0.7%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$495,000	$496,579	$496,445	0.5%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Neub 2022-50a Br	Collaterised Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$500,350	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	$1,033,000	$1,032,282	$1,036,554	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$495,009	$495,996	$495,767	0.5%
Sazerac Co Inc	Food/Beverage/Tobacco	3 Month SOFR USD +2.50%	-	7.59%	N/A	6/25/2025, 7/31/2025	7/9/2032	$325,000	$323,415	$326,807	0.3%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,481,269	$1,485,941	$1,483,580	1.5%
Veritiv Operating Co	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,188,000	$1,188,000	$1,174,469	1.2%
Wash Bidco Inc	Services	1 Month SOFR USD +3.25%	-	7.51%	N/A	9/19/2025	8/9/2032	$362,000	$361,099	$363,205	0.4%
Total Senior Secured Loan Debt Investments								$44,957,651	$44,505,222	$44,761,330	46.2%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Equity Investments - Preferred Stock
PSA Holdings, LLC (2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$299,833	0.3%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$2,269,177	2.3%
Bison Infrastructure Services, LLC (2)	Transportation Excluding Air/Rail	N/A	N/A	8.00%	N/A	2/6/2025	N/A	$984,960	$984,960	$771,002	0.8%
Total Preferred Stock								$3,131,028	$3,131,028	$3,340,012	3.4%

Total Equity Investments									$3,131,028	$3,340,012	3.4%

Warrants
Guardian Fleet Services, Inc. (2)	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$241,912	$-	$13,903	0.0%
Total Warrants								$241,912	$-	$13,903	0.0%

Total Non-Controlled/Non-Affiliated Investments									$81,312,617	$82,399,099	85.0%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$81,312,617	$82,399,099	85.0%

Assets in Excess of Other Liabilities (2)										14,514,321	15.0%
Net assets										$96,913,420	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)
(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).
(4)	Variable rate security; rate shown is the rate in effect on September 30, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,263,409	$1,277,607	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,874	$865,703	0.9%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$837,500	$830,172	$835,666	0.9%
Antero Resources Corp	Energy	N/A	N/A	8.38%	N/A	1/24/2024	7/15/2026	$1,225,000	$1,251,492	$1,251,031	1.4%
Ascent Resources/aru Fin	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,093,388	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,242,584	1.3%
Buckeye Partners Lp	Energy	N/A	N/A	4.13%	N/A	1/23/2024, 10/4/2024	3/1/2025	$1,355,000	$1,350,707	$1,351,378	1.5%
Carnival Corp	Leisure	N/A	N/A	7.63%	N/A	2/23/2024	3/1/2026	$1,200,000	$1,202,684	$1,201,754	1.3%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,226,061	$1,225,704	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$178,514	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,198,136	$1,210,897	1.3%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024	11/15/2029	$825,000	$828,889	$843,569	0.9%
Energizer Holdings Inc	Consumer-Products	N/A	N/A	6.50%	N/A	2/2/2024	12/31/2027	$1,250,000	$1,247,612	$1,251,591	1.4%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$1,250,000	$1,250,000	$1,279,424	1.4%
Harvest Midstream I Lp	Energy	N/A	N/A	7.50%	N/A	6/27/2024	9/1/2028	$1,200,000	$1,216,033	$1,210,576	1.3%
Howard Midstream Energy	Energy	N/A	N/A	8.88%	N/A	6/27/2024	7/15/2028	$1,200,000	$1,263,533	$1,260,320	1.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,220,958	$1,248,340	1.4%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,239,553	$1,251,692	1.4%
Lifepoint Health Inc	Healthcare	N/A	N/A	9.88%	N/A	9/10/2024, 9/11/2024	8/15/2030	$1,250,000	$1,357,625	$1,348,325	1.5%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$809,480	$822,518	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,378,177	$1,366,908	1.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$493,568	$495,503	0.5%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$496,115	$497,362	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,568,884	$1,579,829	1.7%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024	12/15/2029	$325,000	$325,809	$325,228	0.4%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,248,824	$1,244,630	1.3%
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	N/A	6/17/2024	10/15/2027	$1,300,000	$1,228,192	$1,289,231	1.4%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$485,003	$492,250	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$1,000,000	$1,000,000	$972,710	1.1%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$931,630	$947,005	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$906,134	1.0%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	N/A	1/23/2024	5/15/2025	$1,300,000	$1,288,268	$1,286,736	1.4%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,295,069	$1,269,997	1.4%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,436,476	$1,435,582	1.6%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,642,807	$1,639,211	1.8%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	N/A	2/15/2024	11/15/2027	$1,275,000	$1,246,290	$1,252,859	1.4%
Univision Communications	Broadcasting	N/A	N/A	6.63%	N/A	2/7/2024	6/1/2027	$1,250,000	$1,236,049	$1,244,965	1.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,743	$1,268,724	1.4%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$903,201	$914,858	1.0%
Viking Baked Goods Acqui	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$442,060	0.5%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,342,091	$1,339,534	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,652,564	$1,647,397	1.8%
Total Corporate Bond Investments								$46,100,500	$45,944,978	$46,109,294	50.2%
Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L(2)	Diversified Support Services	N/A	-	13.00%	N/A	3/19/2024	3/19/2029	$4,844,193	$4,762,590	$4,912,851	5.3%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$673,313	$672,555	$676,585	0.7%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$596,985	$599,066	$592,412	0.6%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	11.00%	2.00%	11/21/2024	11/21/2029	$5,403,914	$5,275,915	$5,260,688	5.7%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,593	$828,698	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$1,000,000	$1,007,179	$1,010,000	1.1%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$475,000	$472,698	$475,394	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,197,000	$1,198,405	$1,199,250	1.3%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	11.99%	1.75%	12/18/2024	2/10/2028	$2,202,162	$2,164,120	$2,142,787	2.3%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$997,487	$1,001,149	$998,216	1.1%
Kronos Acquisition Holdings Inc.	Consumer-Products	3 Month SOFR USD +4.00%	-	8.59%	N/A	10/10/2024	7/8/2031	$897,750	$857,351	$845,285	0.9%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	7.84%	N/A	9/19/2024, 10/18/2024	9/26/2031	$274,313	$273,647	$276,112	0.3%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,193,939	$1,196,514	$1,201,187	1.3%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024	10/23/2028	$698,250	$699,515	$700,128	0.8%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$498,747	$500,555	$503,041	0.5%
Neub 2022-50a Br	Collaterized Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$500,985	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024	9/12/2031	$1,033,000	$1,032,210	$1,043,010	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$498,750	$499,979	$501,867	0.5%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,492,462	$1,497,878	$1,502,730	1.6%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.59%	N/A	9/27/2024, 10/8/2024	10/3/2031	$548,625	$545,973	$551,538	0.6%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,194,000	$1,194,000	$1,196,734	1.3%
Total Senior Secured Loan Debt Investments								$27,047,710	$26,786,017	$26,919,498	28.9%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value (3)	Percentage of Net Assets
Equity Investments - Preferred Stock
PSA Holdings, LLC(2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$587,865	0.6%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$1,650,498	1.8%
Total Preferred Stock								$2,146,068	$2,146,068	$2,238,363	2.4%

Total Equity Investments									$2,146,068	$2,238,363	2.4%

Warrants
Guardian Fleet	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$64,153	$-	$-	0.0%
Total Warrants								$64,153	$-	$-	0.0%

Short-Term Investments
United States Treasury Bill	N/A	N/A	N/A	4.49%	N/A	11/14/2024	2/25/2025	$8,000,000	$7,946,245	$7,949,600	8.6%
Total Short-Term Investments								$8,000,000	$7,946,245	$7,949,600	8.6%

Total Non-Controlled/Non-Affiliated Investments									$82,823,308	$83,216,755	90.1%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$82,823,308	$83,216,755	90.1%

Assets in Excess of Other liabilities										9,172,337	9.9%
Net assets										$92,389,092	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)
(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).
(4)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

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

Fiscal Year-End

The Company’s fiscal year ends on December 31.

2. Significant Accounting Policies

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) of a company. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 was effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025 and December 31, 2024; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of September 30, 2025 and December 31, 2024 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s cash as of September 30, 2025 totaled $6,677,236 and cash equivalents totaled 8,249,770.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Fees

Offering fees are recorded as a reduction to paid-in capital. For the three and nine months ended September 30, 2025 and 2024, the Company incurred offering fees of $0, $0, $0 and $190,205, respectively.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of Common Stock of the Company is determined at least quarterly by dividing the value of the Company’s total assets minus liabilities by the total number of shares of Common Stock outstanding.

Valuation of Portfolio Securities

As a BDC, the Company generally invests in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which such market quotations are readily available. Short-term investments that have maturities of less than 60 days at the time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates the market value.

The Company expects that there will not be readily available market quotations for many of the investments which are or will be in its portfolio. With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

The Company has adopted a Distribution Reinvestment Plan (“DRP”), pursuant to which it reinvests all cash dividends and other distributions declared by the Board of Directors on behalf of stockholders who do not elect to receive their dividends or other distributions in cash. For more information on the DRP, see “Note 7. Net Assets – Distribution Reinvestment Plan” in these Notes to Consolidated Financial Statements.

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed below were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed in the Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, and distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis, with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated annual financial statements.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

For the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727

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

For the three and nine months ended September 30, 2025 and 2024, the Company incurred Base Management Fees of $304,946, $889,409, $226,972 and $627,602, respectively.

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

Incentive Fee Based on Income

The portion of the Incentive Fee based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under the Company’s administration agreement with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”) (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter.

The Company will pay the Adviser an Incentive Fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter;

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (the Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

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

The Investment Advisory Agreement was approved for an initial two-year term on September 14, 2023, was most recently renewed for a successive one-year period on July 10, 2025, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”) and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board or (2) a majority of the Company’s outstanding voting securities. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment.

For the three and nine months ended September 30, 2025 and 2024, the Company incurred Incentive Fees of $(4,907), $73,738, $75,306, and $90,052, respectively.

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

Placement Agent Agreement

The Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. The Company pays all expenses associated with the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

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

Reimbursement of Certain Expenses

During the nine months ended September 30, 2025 and 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2025 and 2024, the total costs reimbursable to Muzinich were $17,193 and $15,106, respectively, and are disclosed within “Professional fees payable” and “Accrued other general and administrative expenses” on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of September 30, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich held 1 share of the Company, or approximately 0.001% of the outstanding shares of Common Stock of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the nine months ended September 30, 2025 and 2024, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company had $898,604 and $2,310,698 in unfunded commitments, respectively, to provide debt financing to its portfolio companies. As of both September 30, 2025 and December 31, 2024, there were no outstanding capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities that are not reflected therein.

A summary of the composition of the Company’s unfunded commitments as of September 30, 2025 is shown in the table below:

	Expiration Date	September 30, 2025
Carolina Center for Autism Services, LLC	11/21/2029	$898,604
Total unfunded commitments		$898,604

As of September 30, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$33,676,367	$34,283,854	$45,944,978	$46,109,294
Senior Secured Loan Debt Instruments	44,505,222	44,761,330	26,786,017	26,919,498
Equity Investments - Preferred Stock	3,131,028	3,340,012	2,146,068	2,238,363
Short-Term Investments	-	-	7,946,245	7,949,600
Warrants	-	13,903	-	-
Total Investments	$81,312,617	$82,399,099	$82,823,308	$83,216,755

100% of the Company’s investments as of September 30, 2025 and December 31, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2025 and December 31, 2024 was as follows (excluding short-term investments):

Industry	September 30, 2025	December 31, 2024
Transportation Excluding Air/Rail	13.0%	0.0%
Transportation Infrastructure	10.9%	4.1%
Health Care Services	7.1%	5.7%
Diversified Financial Services	6.2%	4.9%
Homebuilders/Real Estate	4.8%	5.3%
Containers	4.6%	6.2%
Diversified Support Services	4.4%	6.0%
Technology	4.2%	4.7%
Chemicals	4.1%	4.9%
Energy	3.5%	9.4%
Building Materials	3.2%	4.2%
Healthcare	2.5%	4.4%
Services	2.5%	2.8%
Publishing/Printing	2.5%	1.5%
Super Retail	2.5%	2.5%
Airlines	2.1%	1.3%
Utilities	1.8%	1.8%
Capital Goods	1.8%	1.9%
Railroads	1.1%	0.0%
Gaming	0.7%	1.9%
Automotive & Auto Parts	0.6%	0.6%
Collateralized Debt Obligation	0.5%	0.5%
Food/Beverage/Tobacco	0.3%	0.5%
Consumer Products	0.2%	2.3%
Leisure	0.0%	1.3%
Aerospace/Defense	0.0%	1.4%
Broadcasting	0.0%	1.4%
Total	85.0%	81.5%

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

The following table presents the fair value hierarchy of the Company’s investments as of September 30, 2025:

	Fair Value Hierarchy as of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$34,283,854	$-	$34,283,854
Senior Secured Loan Debt Instruments	-	14,477,373	30,283,957	44,761,330
Equity Investments - Preferred Stock	-	-	3,340,012	3,340,012
Cash equivalents	8,249,770	-	-	8,249,770
Warrants	-	-	13,903	13,903
Total	$8,249,770	$48,761,227	$33,637,872	$90,648,869

The following table presents the fair value hierarchy of the Company’s investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$46,109,294	$-	$46,109,294
Senior Secured Loan Debt Instruments	-	14,603,172	12,316,326	26,919,498
Equity Investments - Preferred Stock	-	-	2,238,363	2,238,363
Short-Term Investments	-	7,949,600	-	7,949,600
Total	$-	$68,662,066	$14,554,689	$83,216,755

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of the Company’s investments as of and for the nine months ended September 30, 2025 and 2024:

Senior Secured Loan Debt Instruments	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Fair value, beginning of period	$12,316,326	$-
Purchases of investments	18,580,712	4,856,582
Proceeds from principal pre-payments and sales of investments	(1,059,135)	(37,168)
Net realized gain (loss)	14,852	702
Net change in unrealized appreciation/(depreciation)	195,020	128,443
Net accretion of discount on investments	236,182	9,896
Transfers into (out of) Level 3	-	-
Fair value, end of period	$30,283,957	$4,958,455

Equity Investments - Preferred Stock	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Fair value, beginning of period	$2,238,363	$-
Purchases of investments	984,960	495,570
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	116,689	(14,898)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,340,012	$480,672

Warrants	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Fair value, beginning of period	$-	$-
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	13,903	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$13,903	$-

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the period relating to these Level 3 assets that were still held by the Company as of and for the nine months ended September 30, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Senior Secured Loan Debt Instruments	$195,020	$128,443
Equity Investments - Preferred Stock	116,689	(14,898)
Warrants	13,903	-
Total	$325,612	$113,545

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value September 30, 2025	Valuation Technique	Unobservable Input	Range/Input		Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid1)	$30,283,957	Discounted cash flow	Discount rate	6.84% -11.05%		8.91%
Equity Investments - Preferred Stock	$3,340,012	Market approach	EBITDA multiples	5.24x - 7.97	x	7.14	x
Equity Investments - Warrants	$13,903	Market approach	EBITDA multiples	7.97	x	7.97	x

Total	$33,637,872

1)	Privately held assets without available third-party pricing or trading information.

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range/Input		Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid1)	$4,912,851	Discounted cash flow	Discount rate	7.03%		7.03%
Senior Secured Loan Debt Instruments (Non-Liquid1)	$7,403,475	Recent Transaction Price[2]	N/A	N/A		N/A
Equity Investments - Preferred Stock	$587,865	Market approach	EBITDA multiples	6.04	x	6.04	x
Equity Investments - Preferred Stock	$1,650,498	Recent Transaction Price[2]	N/A	N/A		N/A
Total	$14,554,689

[1]	Privately held assets without available third-party pricing or trading information.
[2]	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

7. Net Assets

Common Stock Issuances

For the nine months ended September 30, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.09	$2,500,000

For the nine months ended September 30, 2024, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.00	$72,000,000

Distributions

For the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727

Distribution Reinvestment Plan

The Company has adopted a DRP, pursuant to which it will reinvest all cash dividends and other distributions declared by the Board on behalf of stockholders who do not elect to receive their dividends or other distributions in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

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

The following table reflects the shares issued under the DRP to participants for the nine months ended September 30, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.6
March 21, 2025	April 3, 2025	28.3
May 13, 2025	May 20, 2025	104.0
August 7, 2025	August, 19, 2025	115.8

The following table reflects the shares issued under the DRP to participants for the nine months ended September 30, 2024:

Record Date	Issuance Date	Shares Issued
May 9, 2024	May 20, 2024	24.7
August 8, 2024	August 19, 2024	28.9

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both September 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$4,625,713	$1,371,171	$1,994,412	$1,191,142
Weighted average common shares of common stock outstanding - basic and diluted	94,433.73	94,543.34	67,287.70	72,039.20
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$48.98	$14.50	$29.64	$16.53

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025 and 2024. The per common share data has been derived from information provided in the consolidated financial statements.

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,006.39	1,000.00

Results of Operations:
Net Investment Income (Loss) (1)	41.76	18.94
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	7.34	8.80
Net Increase (Decrease) in Net Assets Resulting from Operations	49.10	27.74

Distributions to Common Stockholders
Distributions from Net Investment Income	(31.01)	(17.82)
Net Decrease in Net Assets Resulting from Distributions	(31.01)	(17.82)

Capital Share Transactions
Issuance of Common Stock	(0.08)	(0.05)
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.08)	(0.05)

Net Asset Value, End of Period	$1,024.40	1,009.87

Shares Outstanding, End of Period	94,605.04	72,054.6

Ratio/Supplemental Data
Net assets, end of period	$96,913,420	72,765,814
Weighted-average shares outstanding (3)	94,433.73	67,287.7
Total Return (2)	4.90%	2.78%
Portfolio turnover (4)	32.94%	109.23%
Ratio of total expenses to average net assets (5)	2.84%	7.79%
Ratio of net investment income (loss) to average net assets (5)	5.52%	3.02%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(3)	Calculated for the nine months ended September 30, 2025 and September 30, 2024.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2025, except as disclosed below.

Distributions

On November 7, 2025, the Company declared a distribution of $14.32 per share, or $1,354,744, payable on November 19, 2025 to stockholders of record as of November 7, 2025.

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

Overview

We were formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated, qualify, and intend to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2025, we had capital commitments from investors in the amount of $94,500,000. As of September 30, 2025, we had equity capital in the amount of $94,712,207 with 94,605.04 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings (as defined below).

Subject to the overall supervision of our Board of Directors (the “Board”) and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and manages our investment activities pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) with us. The Adviser has entered into a resource sharing agreement with Muzinich & Co., Inc. (“Muzinich”), pursuant to which Muzinich makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Investment Advisory Agreement. Under the Investment Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee (each as defined below). The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains. See the notes to the consolidated financial statements in this Form 10-Q for more information.

We have also entered into an administration services agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Servicing Agreement”), pursuant to which U.S. Bank provides accounting services to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

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

In our perpetual-life structure, we intend, subject to the Adviser’s commercially reasonable judgment and the Board’s sole discretion, to offer to repurchase our stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date (as defined below), but we are not obligated to offer to repurchase Common Stock in any quarter in our discretion. Quarterly repurchases will be limited to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to our available cash, compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. We believe that our perpetual nature will enable us to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds.

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

We may seek investment opportunities where we are the sole investor, and also may seek opportunities to invest alongside one or more other investors. We expect to invest in private credit opportunities through primary originations and/or as a participant in so-called “club deals”, and also expect to invest a portion of our assets in more liquid credit investments (as described below). We expect to source our primary origination investments through the Adviser’s and its affiliates’ networks of relationships with financial intermediaries (including local and regional investment banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. Our participation in club deals will typically occur on a “one-off” basis (as opposed to participating in all of a lender’s new loan originations) in which a lead agent sources and originates a loan through its relationships with financial sponsors and borrowers and invites a small group of co-lenders to participate in a syndication of that loan. We expect to invest across a number of different industries.

Under normal circumstances, we will invest at least 80% of our total assets in debt instruments of corporate issuers, including directly originated loans, club deals, broadly syndicated loans (“BSLs”) (investments generally arranged or underwritten by investment banks or other intermediaries), high yield and/or investment grade bonds, structured credit investments (including indebtedness issued by collateralized loan obligation vehicles (“CLOs”)), and other debt-related instruments. The Adviser may, without limitation, lead and structure a transaction with us as sole lender, as the agent of a club deal credit facility, or as a non-agent investor in a large club deal or syndicated transaction. If we change our 80% policy, we will provide stockholders with at least 60 days’ prior notice of such change.

Although we plan to invest primarily in debt instruments of privately owned U.S. middle-market companies, we may invest a portion of our capital opportunistically in other types of investments, such as in debt instruments of foreign companies, large U.S. companies, and publicly held U.S. middle market companies, BSLs, CLOs, securities of other RICs, bridge financings, and/or equity instruments of private companies. The proportion of these types of investments will change over time based on our views on, among other things, the economic and credit environment in which we are operating; but these types of investments generally will not constitute more than 30% of our total assets. We intend to use open-market secondary purchases to maintain liquidity for our share repurchase program and to manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns. Secondary purchases may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, such that 70% of our assets would be qualifying assets.

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

Expenses

We anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser and its affiliates.

We will bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser or its affiliates for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We may also enter into a credit facility or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

Portfolio Composition and Investment Activity

As of September 30, 2025, we had 60 debt investments totaling $79,045,184, 3 equity investments totaling $3,340,012, and 1 warrant investment totaling $13,903, across 60 portfolio companies with an aggregate fair value of approximately $82,399,099. As of September 30, 2025, our debt investments consisted of corporate bonds and senior secured loans.

Our investment activity for the nine months ended September 30, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated).

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
New investments:
Gross investment purchases	$32,456,591	$168,794,315
Less: sold investments	(33,913,044)	(102,642,943)
Total new investments	$(1,456,453)	$66,151,372

Principal/par/units amount of investments funded:
Corporate Bond Investments	$9,700,255	$41,895,576
Senior secured debt investments	$23,076,212	$17,531,200
Equity investments	$984,960	$480,672

Number of new investment commitments	19	100
Average new investment commitment amount	$1,888,575	$1,332,777
Weighted average maturity for new investment commitments	5.0 years	3.5 years
Percentage of new debt investment commitments at floating rates	60%	42%
Percentage of new debt investment commitments at fixed rates	40%	58%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	2.48%	3.72%

As of September 30, 2025, our investments consisted of the following:

	September 30, 2025
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$33,676,367	$34,283,854	41.61%
Senior secured loan debt instruments	44,505,222	44,761,330	54.32%
Equity investments – Preferred Stock	3,131,028	3,340,012	4.05%
Warrants	-	13,903	0.02%
Total Investments	$81,312,617	$82,399,099	100.00%

As of December 31, 2024, our investments consisted of the following:

	December 31, 2024
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Corporate Bond Investments	$45,944,978	$46,109,294	55.41%
Senior secured loan debt instruments	26,786,017	26,919,498	32.35%
Equity investments – Preferred Stock	2,146,068	2,238,363	2.69%
Short-term investments	7,946,245	7,949,600	9.55%
Total Investments	$82,823,308	$83,216,775	100.00%

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and to help ensure a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial positions, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Adviser receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser uses this data, combined with knowledge gained through due diligence of the portfolio company’s customers, suppliers, and competitors, as well as market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Total investment income	$5,974,325	$2,130,064	$4,488,529	$1,389,351
Total expenses	2,031,002	731,340	3,213,976	800,136
Net investment income (loss)	3,943,323	1,398,724	1,274,553	589,215
Total net realized gains (losses)	(10,645)	46,388	53,430	51,719
Total net change in unrealized appreciation/(depreciation)	693,035	(73,941)	666,429	550,208
Total net realized and unrealized appreciation/(depreciation)	682,390	(27,553)	719,859	601,927
Net increase (decrease) in net assets resulting from operations	$4,625,713	$1,371,171	$1,994,412	$1,191,142

Net assets resulting from operations increased from $1,994,412 for the nine months ended September 30, 2024 to $4,625,713 for the nine months ended September 30, 2025, primarily due to decreases in our expenses. Net assets resulting from operations increased from $1,191,142 for the three months ended September 30, 2024 to $1,371,171 for the three months ended September 30, 2025, primarily due to an increase in investment income.

Investment Income

The following table presents our investment income for the three and nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Interest from term loan debt instruments and preferred stock	$5,974,325	$2,130,064	$4,488,529	$1,389,351
Total investment income	$5,974,325	$2,130,064	$4,488,529	$1,389,351

Investment income increased from $1,389,351 and $4,488,529 for the three and nine months ended September 30, 2024, respectively, to $2,130,064 and $5,974,325 for the three and nine months ended September 30, 2025, respectively, as a result of the addition of investments to our portfolio.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Management fee	$889,409	$304,946	$627,602	$226,972
Other operating expenses	1,141,593	426,394	2,586,374	573,164
Total expenses	$2,031,002	$731,340	$3,213,976	$800,136

Total expenses decreased from $800,136 and $3,213,976 for the three and nine months ended September 30, 2024, respectively, to $731,340 and $2,031,002 for the three and nine months ended September 30, 2025, respectively, primarily due to a decrease in purchased accrued interest expense.

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

Our primary uses of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including payments to the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Common Stock.

In addition to using proceeds from the Private Offerings to make investments, our expectation is to also borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Under the provisions of the 1940 Act, following approval from our initial stockholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on September 13, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of our securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase.

In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

The use of leverage involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered “borrowings” or involve leverage, and thus are also subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered “borrowings” for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

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

During the nine months ended September 30, 2025, we issued 2,482.1 shares of Common Stock in Private Offerings. During the nine months ended September 30, 2024, we issued 72,054.6 shares of Common Stock in Private Offerings.

In conjunction with our formation, we issued and sold one share of Common Stock to Muzinich for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

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

In addition, pursuant to the Administration Agreement, the Administrator will provide the administrative and recordkeeping services necessary for us to operate. We have also entered into the Fund Accounting Servicing Agreement with U.S. Bank, pursuant to which U.S. Bank will provide accounting services to us.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both September 30, 2025 and 2024, we had no off-balance sheet arrangements.

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

We did not repurchase any Common Stock during the nine months ended September 30, 2025 or the nine months ended September 30, 2024.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods. For the nine months ended September 30, 2025, we declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479

We have elected to be treated, qualify, and intend to qualify annually to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year as dividends. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any ordinary net income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

During the nine months ended September 30, 2025 and 2024, we issued 320.7 shares and 53.6 shares under the DRP, respectively.

Compensation of the Adviser

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

For the nine months ended September 30, 2025 and 2024, we incurred Base Management Fees of $889,409 and $627,602, respectively.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion of the Incentive Fee based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Base Management Fee, fees and expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter.

We will pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter;

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (we refer to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

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

For the nine months ended September 30, 2025 and 2024, we incurred Incentive Fees of $73,738 and $90,052, respectively.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(57)	$-	$(57)
Base Interest Rate	-	-	-
+100 Basis Points	228	-	228
+200 Basis Points	456	-	456
+300 Basis Points	684	-	684

This analysis is indicative of the potential impact on our investment income as of September 30, 2025, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio after September 30, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance whether any such proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

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

A downturn in any particular industry in which we are invested could significantly affect our aggregate returns. As of September 30, 2025, 13.0% of our portfolio at fair value was invested in companies in the transportation industry, excluding air and rail transportation, and 10.9% of our portfolio at fair value was invested in the transportation infrastructure industry. Our investments in each of these sectors are subject to certain particularized risks.

Our investments in the transportation sector, excluding air and rail transportation, and the transportation infrastructure sector are subject to risks associated with fluctuating demand for transportation services, rising labor and fuel costs, labor shortages, supply chain disruptions and rising operational and maintenance costs. Many transportation companies operate under contracts with public or private counterparties, and the loss, modification or non-renewal of key contracts could materially reduce revenues. In addition, performance issues, cost overruns or disputes under such contracts could result in financial penalties, reputational harm or the termination of agreements. Transportation companies are also subject to extensive government regulation, including safety, labor and environmental requirements, which may increase compliance costs or restrict operations. In addition, a significant portion of the workforce in the transportation industry may be unionized, and labor disputes, strikes or difficulties in negotiating or renewing collective bargaining agreements could disrupt operations or increase labor costs. Adverse weather conditions, natural disasters, equipment failures or other unforeseen events could disrupt operations. Any or all of these phenomena could impact the business, financial condition, and results of operations of any of these portfolio companies and, in turn, our investments in such companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich Corporate Lending Income Fund, Inc.

Date: November 12, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 12, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer