Form 10-K
period 2025-12-31
Muzinich Corporate Lending Income Fund, Inc.
filed 2026-03-27
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01659

Muzinich Corporate Lending Income Fund, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-2545381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

 (212) 888-3413

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 has not been provided because there is no established market for the registrant’s common stock.

The issuer had 94,811.88 shares of common stock, $0.001 par value per share, outstanding as of March 27, 2026.

MUZINICH CORPORATE LENDING INCOME FUND, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

PART I

Item 1. Business

The Company – Muzinich Corporate Lending Income Fund, Inc.

Muzinich Corporate Lending Income Fund, Inc. (the “Company,” “we,” “our,” or “us”) is a corporation that was formed on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and bylaws (as each may be amended from time to time) are collectively referred to as the “Organizational Documents.” We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated, qualify, and intend to qualify annually as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We have established a subsidiary, Muzinich Corporate Lending Holdings, LLC (the “Subsidiary”), which serves to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and we consolidate the Subsidiary for accounting purposes, but the Subsidiary is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result. See “Certain U.S. Federal Income Tax Consequences” for more information.

The Adviser – Muzinich Direct Lending Adviser, LLC

Our investment activities are managed by Muzinich Direct Lending Adviser, LLC, a Delaware limited liability company (the “Adviser”) and an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.” and together with the Adviser and their other affiliates, collectively, “Muzinich”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of our Board of Directors (the “Board of Directors” or the “Board”), our Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, the Adviser is responsible for originating prospective investments for us, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the SEC’s website.

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Advisory Agreement. Through the Resource Sharing Agreement, our Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, and, if terminated, may have a material adverse consequence on our operations. See “Part I, Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.”

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

Advisory Agreement

Under the terms of the Advisory Agreement, the Adviser:

●	determines the securities and other assets that we will purchase, retain or sell;

●	determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

●	identifies, evaluates and negotiates our investments and/or the structure thereof (including, without limitation, performing due diligence with respect to any instrument and/or company in which we may invest);

●	buys, sells, exchanges, redeems, holds, converts or otherwise deals with and/or executes transactions with respect to any kind of security or other property in which we may invest;

●	services and monitors our investments, including, without limitation, by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment;

●	exercises or refrains from exercising any governance or ownership right conferred by a particular investment;

●	enters into any foreign exchange and/or derivative transactions; and

●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Advisory Agreement.

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

The Advisory Agreement was approved by our Board for an initial two-year term on September 12, 2023, and commenced such term on September 14, 2023. The Advisory Agreement was most recently renewed for a successive one-year term on July 10, 2025, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are Independent Directors and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board or (2) a majority of our outstanding voting securities. The Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by us (following a determination by the Board or by vote of a majority of our outstanding voting securities) or by the Adviser. The Advisory Agreement shall automatically terminate in the event of its assignment.

Compensation of the Adviser

Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee (each as defined below). The cost of both the Base Management Fee and the Incentive Fee are ultimately borne by our stockholders.

Base Management Fee. Our Adviser accrues, on a quarterly basis in arrears, a management fee (the “Base Management Fee”) at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. Such amount is appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases we make during the calendar quarter. The Base Management Fee for any partial quarter will be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter). “Net assets” for purposes of calculating the Base Management Fee means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Pursuant to a fee waiver letter (the “Fee Waiver Letter”), on December 26, 2025, the Adviser voluntarily agreed to reduce its Base Management Fee payable from the annual rate of 1.25% of the value of our net assets to an annual rate of 0.95% of the value of our net assets for the fiscal quarters ended on December 31, 2025 and ending March 31, 2026. We will recommence paying the Adviser a Base Management Fee that is consistent with the original terms of the Advisory Agreement on April 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the Fee Waiver Letter.

Incentive Fee. We incur an incentive fee (the “Incentive Fee”) payable to the Adviser. The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

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

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, based on capital gains is payable at the end of each calendar year in arrears. The amount payable equals:

●	12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee based on capital gains as calculated in accordance with U.S. GAAP.

Each year, the portion of the Incentive Fee based on capital gains is calculated net of the aggregate amount of any previously paid Incentive Fee based on capital gains for all prior periods. We will accrue, but will not pay, an Incentive Fee based on capital gains with respect to unrealized appreciation because an Incentive Fee based on capital gains would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Incentive Fee based on capital gains payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

In the event the Advisory Agreement is terminated prior to our termination as a company (other than an instance in which the Adviser voluntarily terminates the Advisory Agreement), we will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if: (i) all investments then held in our portfolio were liquidated for their then-current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated; (ii) the proceeds from such liquidation were used to pay all of our outstanding liabilities; and (iii) the remainder was distributed to stockholders and paid as an Incentive Fee in accordance with the methodology described above, subject to the limitations set forth in Section 205(b)(3) of the Advisers Act. If necessary pursuant to the terms of the Advisory Agreement, we will make the Termination Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

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

Each of the Administration Agreement and Fund Accounting Agreement has been approved by our Board.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser, subject to the oversight of the Board of Directors. We have a Chief Executive Officer, Chief Financial Officer and Treasurer, and a Secretary, as well as a Chief Compliance Officer. To the extent necessary, we may hire additional personnel going forward. All of our executive officers are employees of Muzinich & Co.

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

We may seek investment opportunities where we are the sole investor, and also may seek opportunities to invest alongside one or more other investors. We expect to invest in private credit opportunities through primary originations and/or as a participant in so-called “club deals,” and also expect to invest a portion of our assets in more liquid credit investments (as described below). We expect to source our primary origination investments through the Adviser’s and its affiliates’ networks of relationships with financial intermediaries (including local and regional investment banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. Our participation in club deals will typically occur on a “one-off” basis (as opposed to participating in all of a lender’s new loan originations) in which a lead agent sources and originates a loan through its relationships with financial sponsors and borrowers and invites a small group of co-lenders to participate in a syndication of that loan. We expect to invest across a number of different industries.

Under normal circumstances, we expect to invest at least 80% of our total assets in debt instruments of corporate issuers, including directly originated loans, club deals, broadly syndicated loans (“BSLs”) (investments generally arranged or underwritten by investment banks or other intermediaries), high yield and/or investment grade bonds, structured credit investments (including indebtedness issued by collateralized loan obligation vehicles (“CLOs”)), and other debt-related instruments. The Adviser may, without limitation, lead and structure a transaction with us as the sole lender, as the agent of a club deal credit facility, or as a non-agent investor in a large club deal or syndicated transaction. If we change our 80% policy, we will provide stockholders with at least 60 days’ prior notice of such change.

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

The instruments in which we invest typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, the instruments would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization. See “Part I, Item 1A. Risk Factors—Risks Related to Our Portfolio Company Investments—Our debt investments may be risky, and we could lose all or part of our investment.” Some of the loans in which we may invest or to which we may be exposed through our investments in structured securities may be deemed “covenant-lite” loans, which means the loans contain fewer maintenance covenants than other loans (or may contain no such covenants) and contain fewer or no terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See “Part I, Item 1A. Risk Factors — Risks Related to Our Portfolio Company Investments — Our investments are very risky and highly speculative. — ‘Covenant-lite’ Obligations.”

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to stockholders and pay our operating expenses, including debt service to the extent we borrow or issues senior securities to fund our investments.

We co-invest with other funds and accounts managed by the Adviser and its affiliates pursuant to an exemptive order issued by the SEC on March 2, 2021 (the “Order”) that allows us to make negotiated investments that would otherwise be prohibited as “joint transactions” under the 1940 Act. The Board has determined that it is advantageous for us to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

We expect to become a party to one or more debt financing arrangements that will allow us to borrow money and leverage our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. In connection with these or other borrowings, our lenders may require us to pledge some or all of our assets. In addition, the lenders may ask us to comply with certain affirmative or negative covenants that could have an adverse effect on our operations, which may include, but are not limited to, (i) financial and operating covenants that may restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters; (ii) requirements for us to pledge assets in connection with borrowings; (iii) limitations on our ability to finance additional loans and investments or incur additional debt; and (iv) restrictions on our ability to pay distributions to stockholders required to maintain our qualification as a RIC under the Code. We may borrow money and enter into transactions which may magnify the potential for gain or loss and may increase the risk of investing in us.

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

Exclusion Criteria. In accordance with Muzinich’s policies, we will not invest in any entity that:

●	Muzinich deems to be breaching, or to be at severe risk of breaching, certain recognized norms and/or international standards relating to respect for human rights, labor relations, protection from severe environmental harm, and fraud and/or gross corruption standards; or

●	derives substantial revenues directly from:

○	manufacturing and/or retailing recreational cannabis or cannabis derivatives;

○	manufacturing controversial weapons or core essential components intended to be used in controversial weapons;

○	manufacturing tobacco products; or

○	mining or producing energy from thermal coal.

Exclusion criteria are assessed prior to investment, and in the case of our private debt investments will be applied only at the time of investment. Information on company conduct or involvement in excluded industries is sourced either from independent ESG data providers or directly from the companies themselves.

ESG Score: Private Debt. Each target company in our directly originated loan portfolio must have an ESG score of at least 9 out of 50 at the time of the investment decision. The ESG score is determined by the Adviser using Muzinich’s proprietary private debt ESG scoring methodology, which considers the ESG credentials of the portfolio company’s beneficial owners (e.g., senior management and/or private equity sponsor(s)), governance risks, environmental risks, and social risks. The highest possible score for a private debt portfolio company is 50 out of 50.

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

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	investment advisory fees, including Base Management Fees and Incentive Fees, payable to the Adviser pursuant to the Advisory Agreement;

●	fees and expenses payable under the Administration Agreement;

●	organization and offering expenses associated with our Private Offerings (as defined below) and offerings by any feeder vehicles (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of participating intermediaries (if any)), including expenses incurred in connection with the provision of administrative or similar services by participating intermediaries for their clients and reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, formation, distribution, administrative, regulatory or similar expenses related to the management and operation of feeder vehicles or related entities, and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;

●	all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sources (including personnel dedicated to but not employed by the Adviser or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Adviser, with the oversight of the Board, where such internal personnel perform services that would be paid by us if outside service providers provided the same services), including fees, costs, and expenses relating to the engagement of our chief compliance officer and fees, costs and expenses arising from (x) costs, expenses and fees for hours spent by in-house attorneys and tax advisors that provide transactional legal advice and/or services to us or our portfolio companies on matters related to potential or actual investments and transactions and our ongoing operations and (y) expenses and fees to provide administrative and accounting services to us or our portfolio companies, and expenses, charges and/or related costs incurred directly by us in connection with such services (including overhead related thereto); provided, in respect of (x) and (y), that such fees, costs, and expenses (i) are specifically charged or specifically allocated or attributed by the Adviser, with the oversight of the Board, to us or our portfolio companies and (ii) that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services;

●	the cost of calculating our net asset value (“NAV”), including the cost of any third-party valuation services;

●	the cost of effecting any sales and/or repurchases of the Common Stock and other securities;

●	fees and expenses payable under the Placement Agent Agreement (as defined below) and any other placement agent agreements, if any;

●	interest, fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by us, including, but not limited to, the arranging thereof and related legal expenses;

●	all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of derivatives and hedging;

●	expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing our rights;

●	expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses or an appropriate portion thereof) of employees of the Adviser or its affiliates or our officers, to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

●	all fees, costs and expenses, if any, incurred by or on our behalf in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation, any legal, tax, administrative, accounting, travel, meal, accommodation, entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages or commitment fees that become payable in connection with any proposed investment that is not ultimately made, including forfeited deposits or similar payments;

●	the allocated costs incurred by the Adviser and its affiliates in providing managerial assistance to those portfolio companies that request it;

●	all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

●	investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors, to the extent properly borne by us), settling, monitoring and holding prospective or actual investments, including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meal, accommodation and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or such expenses are not capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which we may directly or indirectly participate in the acquisition, holding and/or disposition of such investments or which otherwise facilitate our investment activities, including without limitation any travel and accommodation expenses related to such vehicle and the salary and benefits of any personnel (including personnel of Adviser or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses;

●	transfer agent, dividend agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	any applicable federal and state registration fees, franchise fees, stock exchange listing fees and fees payable to rating agencies;

●	Independent Directors’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Directors;

●	costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) compliance and attestations, costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies, and other reporting and compliance costs, including costs of outsourced compliance and chief compliance officer services and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

●	all fees, costs and expenses associated with the preparation and issuance of our periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including flat service fees), publishing (including time spent performing such printing and publishing services) and reporting expenses (including other notices and communications) in respect of us and our activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by us or the Adviser or its affiliates in connection with such provision of services thereby);

●	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs) and the costs of any stockholder or director meetings;

●	proxy voting expenses;

●	costs associated with an Exchange Listing (if any);

●	costs associated with the granting of registration rights, if any, to certain investors;

●	any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against us, and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of us and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

●	all fees, costs and expenses of any litigation, arbitration or audit involving us, any vehicle or our portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs;

●	all fees, costs and expenses associated with our information technology systems, including obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Adviser and/or its affiliates for data-related services provided to us and/or our portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services), reporting costs (including notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

●	the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of our election to be treated as a BDC;

●	costs associated with individual or group stockholders, including stockholder services;

●	fidelity bond, directors’ and officers’/errors and omissions liability insurance and other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

●	all fees, costs and expenses of winding up and liquidating our assets;

●	extraordinary expenses (such as litigation or indemnification payments);

●	all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings, including costs of outsourced compliance and chief compliance officer services, notices or disclosures related to our activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, Treasury International Capital Form SLT filings, Internal Revenue Service filings under the Foreign Account Tax Compliance Act and Report of Foreign Bank and Financial Accounts reporting requirements applicable to us, or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which we engage in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to us and our affiliates and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to us, including those pursuant to applicable disclosure laws and expenses relating to Freedom of Information Act requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to us and out activities;

●	costs and expenses (including travel) in connection with the diligence and oversight of our service providers;

●	costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, and financial and other advisors representing such existing investors; and

●	all other fees, costs, and expenses that are specific to our operations.

From time to time, the Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will reimburse the Adviser or its affiliates for any such amounts paid on our behalf. From time to time, the Adviser or its affiliates may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our stockholders.

We have a limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Capital Resources and Borrowings

We anticipate further cash to be generated from proceeds of Subsequent Closings in respect of capital committed by investors in Private Offerings, as well as cash flows from operations. Additionally, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, under the 1940 Act, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). On September 12, 2023, our initial stockholder approved resolutions permitting us to incur leverage up to the 150% asset coverage ratio threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective the same day. While any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. In addition to the volatility risk described above, certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered “borrowings” or involve leverage, and thus also subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered “borrowings” for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage ratio requirement. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

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

Private Offerings and Liquidity Events

We are a non-exchange traded perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s NAV per share. We may issue shares of Common Stock at a price above the then-calculated NAV per share based on a variety of factors, including without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof). We may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act.

We may, subject to market conditions, the Adviser’s commercially reasonable judgment and the Board’s sole discretion, offer to repurchase our stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date (as defined below), but we are not obligated to offer to repurchase Common Stock in any quarter. Quarterly repurchases, if any, will be limited to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to our available cash and compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. At this time, our Board has not authorized repurchase offers or the commencement of the share repurchase program. We will continue to evaluate the appropriateness of making repurchase offers in light of market conditions and other relevant factors. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk that we are a forced seller of assets in market downturns compared to non-perpetual funds.

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

We seek to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”) at which we will accept funds from investors in connection with such investors’ purchases of shares of Common Stock (the first such Closing, the “Initial Closing,” and each subsequent closing, a “Subsequent Closing”). The Initial Closing occurred on January 19, 2024 (the “Initial Closing Date”). Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion). To be accepted, an investor’s subscription request, including the full subscription amount (a “Subscription Amount”) must be received in accordance with the provisions of the subscription agreement at least five business days prior to the respective Closing (unless waived by us). Any stockholder that seeks to purchase additional Common Stock will be required to enter into an additional short-form subscription agreement with us (each such agreement, a “Short-Form Subscription Agreement”). For the avoidance of doubt, to be accepted, a stockholder’s Short-Form Subscription Agreement, including the full additional Subscription Amount, must be received in accordance with the provisions of the Short-Form Subscription Agreement at least five business days prior to the respective Closing (unless waived by us).

The minimum initial Subscription Amount is $5,000,000 and the minimum subsequent Subscription Amount is $100,000. The minimum initial Subscription Amount and the minimum subsequent Subscription Amount may be waived by the Adviser in its discretion for reasons including, but not limited to, permitting investments by (a) employees of the Adviser and its affiliates and/or (b) other investors with whom the Adviser wishes to develop a relationship or whose investments are expected, over a reasonable period of time, to exceed the minimum initial Subscription Amount. The minimum subsequent Subscription Amount does not apply to purchases made under our distribution reinvestment plan (“DRP”). See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.” The minimum initial Subscription Amount and subsequent Subscription Amount may be amended at any time at the discretion of the Board.

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

Placement Agent Agreement

We are a party to a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. We will pay all expenses associated with the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement.

Regulation as a Private BDC

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including investment advisers and/or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company.

Any issuance of preferred stock must comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under those limits, we generally cannot (i) acquire more than 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund, as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4 under the 1940 Act, we may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the 1940 Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act, as applicable, are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in our stock than if they were not subject to this restriction.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business include the following:

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

Limitations on Leverage

As a BDC, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). On September 12, 2023, pursuant to Section 61(a)(2) of the 1940 Act, our initial stockholder approved the adoption of the 150% asset coverage ratio. The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in numbers (1), (2) and/or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement described above under “Qualifying Assets,” the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The offer to make available significant managerial assistance does not need to be accepted.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments,” so that at least 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security, and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty on the last day of each calendar quarter, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. As such, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities. See “—Limitations on Leverage” above.”

In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or stock unless we meet the 150% asset coverage ratio requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Part I, Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the BDC’s common stock (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two directors to the board of directors of the BDC. See “Regulation as a Private BDC” above for more information regarding 1940 Act requirements related to the issuance of preferred stock and the rights of holders of such stock.

Codes of Ethics

We and the Adviser have jointly adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions, including transactions in securities that are held by us. We have also adopted a code of ethics under the Sarbanes-Oxley Act which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and, among other things, requires ethical and honest conduct and governs conflicts of interest (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the applicable code’s requirements.

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

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee.” A readily available market quotation is not expected to exist for most of the investments in our portfolio, and the Adviser determines the fair value of these investments in good faith in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”), subject to oversight by the Board. We may also retain independent valuation firm(s) to provide data and valuation analyses on our portfolio companies. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Securities” for more information on our valuation policies and procedures.

As Valuation Designee, the Adviser determines our NAV per share as of the last day of each calendar quarter. The NAV per share of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares of Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of our Common Stock at any Closing, as we reserve the right to issue Common Stock at a price above the then-calculated NAV per share based on a variety of factors, including, without limitation, the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Pursuant to Rule 38a-1 under the 1940 Act, we have designated a Chief Compliance Officer to be responsible for administering these compliance policies and procedures with respect to us.

Plan Assets

U.S. Department of Labor Regulation Section 2510.3-101, as modified by Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA” and such Regulation, the “Plan Assets Regulation”), describes what constitutes the assets of a Plan (i.e., (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities) with respect to the Plan’s investment in an entity for purposes of the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. Under the Plan Assets Regulation, if a Plan invests in an “equity interest” of an entity that is not a “publicly offered security” (as discussed below) then the Plan’s assets will include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless either (i) the entity is an “operating company” or (ii) equity participation in the entity by Benefit Plan Investors (as defined below) is not “significant,” each as discussed below. Under the Plan Assets Regulation, investment in an entity is “significant” if participation by Benefit Plan Investors equals or exceeds 25% of any class of the entity’s equity securities. For these purposes, the term “Benefit Plan Investor” is defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any “plan” as defined in and subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such person (each of the foregoing, a “Controlling Person”) is disregarded.

The Plan Assets Regulation defines a “publicly offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act, or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. For these purposes, a security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors that are independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. In addition, the Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that, when a security is part of an offering in which the minimum investment is $10,000 or less, as is the case with the Private Offerings, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

Until such time as our common stock constitutes a “publicly offered security” under the Plan Assets Regulation, the Adviser intends to advise us such that our assets will not be considered “plan assets.” In that regard, the Adviser will seek to limit investments in us by Benefit Plan Investors to less than 25% of each class of equity interests in us, based upon assurances provided by our investors.

Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Common Stock and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on companies registered under the Exchange Act and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all provisions of the Sarbanes-Oxley Act and the regulations that are adopted thereunder, and will take actions necessary to ensure that we are in compliance therewith.

Other Considerations

As a BDC, we will not generally be able to issue and sell our Common Stock at a price below NAV per share. We may, however, issue and sell our Common Stock at a price below the then-current NAV of the shares of Common Stock, or issue and sell warrants, options or rights to acquire such Common Stock, at a price below the then-current NAV per share of the Common Stock if the Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

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

Proxy Voting Policies and Procedures

We generally will not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, the Board has delegated our proxy voting responsibilities to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by the Adviser and our directors who are not “interested persons” of us and, accordingly, are subject to change.

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

Privacy Principles

We have adopted policies and procedures designed to protect the “nonpublic personal information” (“NPI”) of our investors. We take seriously our responsibility to maintain the confidentiality of investor information. In the course of our activities, we may gain access to NPI relating to our investors or prospective investors. Such information may include personal financial and account information, as well as data or analyses derived from such NPI (collectively, “Confidential Investor Information”).We do not share Confidential Investor Information with any unaffiliated third parties, except in the following circumstances or as may otherwise be permitted or required by law:

●	as necessary to provide the service that the investor requested or authorized, or to maintain and service the investor’s account. We require that any financial intermediary, agent or sub-contractor utilized by us (such as brokers or fund administrators) comply with substantially similar standards for non-disclosure and protection of Confidential Investor Information and use the information provided by us only for the performance of the specific service requested by us;

●	as required by regulatory authorities or law enforcement officials who have jurisdiction over us, or as otherwise required or permitted by any applicable law. In the event we are compelled to disclose Confidential Investor Information, we may, if permitted by law, provide prompt notice to the affected investors, so that the investors may have the opportunity to seek a protective order or other appropriate remedy. If no protective order or other appropriate remedy is obtained and we are compelled to disclose Confidential Investor Information, we shall disclose only such information, and only in such detail, to the extent legally required as determined in our reasonable judgment; and

●	to the extent reasonably necessary to prevent fraud, unauthorized transactions or liability.

We restrict access to Confidential Investor Information to those personnel who need to know such information to provide services to our investors.

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

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1503, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the IRS (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact stockholders. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, certain former citizens or long-term residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and banks and other financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation, or other entity treated as a corporation organized in or under the laws of the United States or any state or political subdivision thereof;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the U.S. federal income tax treatment of the partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

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

Election to be Taxed as a RIC

We have elected to be treated, qualify, and intend to qualify annually as a RIC for U.S. federal income tax purposes under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, if any (the “Annual Distribution Requirement”).

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

We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our stockholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

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

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, and before we receive any corresponding cash payments, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Distribution Requirement, even though we would have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and become subject to U.S. federal income tax imposed at corporate rates and any applicable state and local taxes.

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Part I. Item 1. Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or prevent us from satisfying the Excise Tax Distribution Requirement.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given taxable year exceed our investment company taxable income, we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset future capital gains. As a result of these limits on the deductibility of expenses over the course of one or more taxable years, we may have, for U.S. federal income tax purposes, aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those taxable years.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates regardless of whether we make any distributions to our stockholders. In any taxable year that we do not qualify as a RIC, distributions would not be required, and if distributions were made, any such distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution as a taxable dividend to our stockholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each taxable year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in our income. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Distribution Requirement. See “Item 1. Business—Taxation as a RIC.”

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (a “CFC”) we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement.

Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC by reason of failing to satisfy the 90% Income Test, we may structure such investment so that one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes earns such income. Such subsidiary entities will be required to pay U.S. federal income tax imposed at corporate rates on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

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

Summary of Risk Factors

Risks Relating to Our Business and Structure

●	We have a limited operating history, and Muzinich & Co. has limited experience managing BDCs. We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success. These entities and their affiliates may have certain conflicts of interest, and our agreements with them may be terminated on 60 days’ notice, which could adversely affect our financial condition, business and results of operations.

●	We are subject to statutory and regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the requirements as applicable to BDCs and RICs, we may be required to alter our operations, potentially causing material adverse effects to our financial condition.

●	Changes in laws or regulations governing our operations or those of our portfolio companies, or changes in the interpretation thereof, could necessitate changes to certain of our or our portfolio companies’ business practices. These changes may negatively impact our or our portfolio companies’ operations, cash flows or financial condition by impose additional costs of compliance on us or our portfolio companies.

●	Our ability to grow depends on our ability to raise additional capital, which may not be available to us or may only be available on terms that are not favorable to us. In doing so, we may borrow money and enter into transactions which may magnify the potential for gain or loss and increase the risk of investing in us.

●	Controlling stockholders may exert influence over our management and affairs and control votes requiring stockholder approval.

●	We and our Board have significant discretion in managing our operations, subject to restrictions under the 1940 Act.

●	Certain provisions of our Certificate of Incorporation, bylaws, and the DGCL could deter takeover attempts.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative, and the middle-market companies in which we intend to invest are subject to numerous risks. The lack of liquidity inherent to such investments may adversely affect our business, and certain investments may carry particularized risks as a result of their structure, the portfolio company’s financial condition, or other phenomena.

●	The value of our portfolio securities may not have readily available market quotations and, in such a case, the Adviser will determine the fair value of these securities as determined in good faith under procedures adopted by our Board. These valuations are inherently subjective and may not reflect what we may actually realize upon the sale of the investment.

●	Our portfolio may be focused in a limited number of portfolio companies or sectors, which will subject us to a risk of significant loss if any of these companies defaults on their obligations to us or if there is a downturn in a particular industry.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	We are often not in a position to exert influence on our portfolio companies, and certain decisions made by management of our portfolio companies could negatively impact the value of our investments.

Risks Relating to the Offering and Ownership of Our Common Stock

●	We may experience fluctuations in our results of operations for a number of reasons, which may impact our ability to pay distributions on our common stock.

●	Owners of our common stock may be subject to certain regulatory restrictions and requirements as a result their ownership, including transfer restrictions that may render an investment in us illiquid.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.

●	We are exposed to risks associated with changes in interest rates.

●	The capital markets may experience periods of disruption, instability and uncertainty. Such conditions may have a negative impact on our business and operations.

●	We are susceptible to cybersecurity risks that may result in financial losses or violations of privacy law.

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

Muzinich & Co. personnel available to the Adviser through the Resource Sharing Agreement have limited experience managing a BDC.

Although Muzinich & Co. and its investment professionals are experienced in managing portfolios of assets in which we invest, they have limited experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage us as a BDC may differ from those previously employed by Muzinich & Co. and its investment professionals in identifying and managing past investments or investments for other clients or entities. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or entities that Muzinich & Co. has advised in the past, and our investment returns could be substantially lower than the returns achieved by other clients of Muzinich & Co.

Our day-to-day investment operations are managed by the Adviser. Pursuant to its Resource Sharing Agreement with Muzinich & Co., our Adviser has access to Muzinich & Co.’s team of experienced investment professionals. Our Adviser may hire additional investment professionals to provide services to us based upon its needs.

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

Our Adviser identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Pursuant to the Resource Sharing Agreement between our Adviser and Muzinich & Co., Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill these and its other obligations under the Advisory Agreement. Accordingly, in addition to our reliance upon the personnel of the Adviser to provide services under the Advisory Agreement and the risks associated with that reliance (as described below), we also depend on the experience, diligence, skill and network of business contacts of Muzinich & Co. and its investment team for our success. Our operating results and future success may depend significantly on the continued service and coordination of the senior investment professionals of the Adviser and Muzinich & Co. If either of these parties were to lose the services of these investment professionals, our Adviser’s ability to service us could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that our Adviser will remain our investment adviser or that we will continue to have access to Muzinich & Co. or its investment professionals under the Resource Sharing Agreement. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; as such, the termination of the Resource Sharing Agreement may have a material adverse consequence on our operations.

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

Even if the value of your investment declines, the Base Management Fee will still be payable. The Base Management Fee is calculated as a percentage of our net assets as of the beginning of the first calendar day of the applicable quarter. Accordingly, the Base Management Fee is payable regardless of whether the value of our net assets and/or your investment has decreased.

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

Moreover, pursuant to the Resource Sharing Agreement, Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable our Adviser to fulfill its obligations under the Advisory Agreement, and such Resource Sharing Agreement may be terminated on 60 days’ notice. If Muzinich & Co. were to terminate the Resource Sharing Agreement, our Adviser may be required to seek to find an alternative means of fulfilling its obligations under the Advisory Agreement, or to resign. If the Adviser is unable to find an alternate means of fulfilling these obligations, its services to us may be negatively affected or disrupted, which could have a material impact on our business, financial condition and results of operations.

Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Advisory Agreement.

Pursuant to the Advisory Agreement, our Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser will not be liable to us for their acts under the Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties, a breach of fiduciary duty, or by reason of their reckless disregard of their obligations and duties under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account, which could impair our business and financial condition.

We are subject to regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The 1940 Act and other federal securities laws impose numerous regulatory constraints on the operations of BDCs. For example, as noted above, BDCs generally are required to invest at least 70% of their total assets in “qualifying assets,” as defined in the 1940 Act, and we must maintain a minimum asset coverage ratio of 150%. Any failure to comply with the requirements imposed on BDCs by the federal securities laws, including the 1940 Act, could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Most of our portfolio company investments constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act and more than 30% of our total assets are comprised of investments in non-qualifying assets. If we do not invest at least 70% of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and thus may not be able to take advantage of attractive investment opportunities. Similarly, this restriction could prevent us from making follow-on investments in existing portfolio companies which are not qualifying assets, which could result in the dilution of our position. As of December 31, 2025, 92.0% of our investments at fair value as a percentage of our net assets were in qualifying assets.

In addition, if we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

These constraints, along with the U.S. federal income tax requirements discussed below, may hinder our Adviser’s ability to take advantage of attractive investment opportunities on our behalf and achieve our investment objective.

We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to qualify as a RIC under subchapter M of the Code, which would have a material adverse effect on our financial performance.

We have elected to be treated, qualify, and intend to qualify annually as a RIC under subchapter M of the Code; however, we cannot assure you that we will be able to continue to qualify for and maintain our status as a RIC. To qualify as a RIC, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

●	The Annual Distribution Requirement generally will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses for each taxable year. We expect to use debt financing, are subject to a minimum asset coverage ratio requirement under the 1940 Act, and we expect to be subject to certain financial covenants contained in future credit agreements or other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates (and in addition to any applicable U.S. state and local taxes) on all of our income.

●	The 90% Income Test requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities. If we are unable to satisfy the 90% Income Test we could fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates, in addition to any applicable U.S. state and local taxes

●	The Diversification Tests requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement, (a) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other securities, if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships,” as defined by the Code. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC tax status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax (as well as any applicable U.S. state and local taxes) on all of our income and gains. In this event, the resulting taxes could substantially reduce our net assets, the amount of our income available for distribution and, accordingly, the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

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

Companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC. Accordingly, as a result of our Common Stock being registered under the Exchange Act, we will incur significant additional costs.

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

It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to us, the Adviser, their respective affiliates, the markets in which they trade and invest, the stockholders or the counterparties with which they do business, or what effect such legislation or regulations might have. There can be no assurance that we, the Adviser or our respective affiliates will be able to comply with future laws and regulations, and any regulations that impose additional requirements on ESG investing could have a material adverse impact on us or our portfolio. To the extent that we become subject to additional ESG regulations by various agencies in the United States or non-U.S. jurisdictions, the costs of compliance will be borne by us.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. Although the current presidential administration has signaled its intent to pursue a more deregulatory agenda with respect to the financial services industry, it cannot be known at this time whether new regulations, if any, will be implemented, or what form they might take. Changes to the regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

As a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, artificial intelligence, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

Our ability to grow depends on our ability to raise additional capital, which may not be available to us or may only be available on terms that are not favorable to us.

We may need to periodically access the capital markets to raise cash for various purposes, including to fund new investments. We may be unable to raise substantial capital on terms that are favorable to us or at all, which could result in us being unable to structure our investment portfolio as anticipated and achieve our investment objectives. The returns achieved on these investments may also be reduced as a result of allocating our expenses over a smaller asset base.

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

Lastly, we may be unable to obtain any desired debt financing, which would affect our ability to execute on our investment strategy and, in turn, our investors’ return on their investment in us.

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

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests based on interest coverage or other financial ratios or other criteria may restrict the CLO’s ability to pay us as holder of the CLO’s debt and/or equity interests. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower, or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO in amounts necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which, if unremedied, would have a material adverse effect on our financial performance.

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

Controlling stockholders may exert influence over our management and affairs and control votes requiring stockholder approval.

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

Absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. However, our Board has the authority to modify or waive certain of our operating policies and strategies, including our investment objective, without prior notice and without stockholder approval, subject to the restrictions under the 1940 Act. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our Common Stock. Nevertheless, if such changes were to occur, they could adversely affect our business and financial condition and impact our ability to make distributions.

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

We may adopt a share repurchase program; however, even if we do adopt such a program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend any such program.

We may adopt a share repurchase program beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, subject to market conditions, the Adviser’s commercially reasonable judgment and the sole discretion of the Board; however, our Board may not adopt a share repurchase program, and if such program is adopted, our Board may amend or suspend the share repurchase program at any time in its discretion. At this time, our Board has not authorized repurchase offers or the commencement of the share repurchase program. We will continue to evaluate the appropriateness of making repurchase offers in light of market conditions and other relevant factors. Stockholders may not be able to sell their Common Stock on a timely basis in the event our Board does not commence, amends, suspends, or terminates a share repurchase program, absent a Liquidity Event, and we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Organizational Documents or otherwise to effect a liquidity event at any time. We will notify stockholders of such developments in our quarterly reports or other filings. We cannot make assurances as to the terms of any future share repurchase program at this time.

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

Senior Secured Loans and Senior Secured Bonds. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries of the portfolio company, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that any collateral securing our debt investment may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks become more pronounced in periods of rising interest rates and market volatility. To the extent our debt investments are collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan in full or at all should we be forced to enforce our remedies.

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

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If we own a preferred security that is deferring its distribution, we may be required to include the amount of the deferred distribution in our taxable income for tax purposes although we do not currently receive such amount in cash. In order to maintain our qualification as a RIC, we may be required to distribute this income to stockholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, we may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income we actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, we may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

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

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including that such companies:

●	may have limited financial resources, shorter operating histories, narrower product lines, smaller market shares than larger companies and tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

By originating loans to companies that are experiencing, or that after our investment experience, significant financial or business difficulties, we may be exposed to distressed lending risks.

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

Pursuant to our investment strategy, we may invest in the securities of non-U.S. companies, including companies located in countries with emerging markets, to the extent permissible under the 1940 Act. Such non-U.S. investments would not be considered “qualifying assets,” as defined under Section 55(a) of the 1940 Act and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, the legal remedies for investors may be more limited than the remedies available in the United States. Further, there can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in companies located in countries with emerging markets may be greater than the risks associated with investments in foreign countries with developed economies.

From time to time, certain of the companies in which we invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed severe sanctions, embargoes, and other restrictive actions against Russia and Russian interests and have threatened additional sanctions and controls. Further, such controls have arisen in response to the ongoing conflict in the Middle East. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from the continued conflict between Russia and Ukraine and in the Middle East, including Iran, and other nations and regions, as well as changing national policy in the United States or other nations, as applicable, could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our investments to decline. Similarly, the market value of our investments may be affected by volatility in the energy markets as a result of such conflicts and unrest.

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

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. These developments, or the perception that further action could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

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

We may invest through various joint ventures, which are subject to unique and particularized risks.

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

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market quotations. The fair value of assets that are not publicly traded or whose market quotations are not readily available will be determined in good faith by the Adviser, as our valuation designee pursuant to Rule 2a-5 under the 1940 Act, under procedures adopted by our Board. Our Adviser may also use the services of independent third-party valuation firms to assist in determining the fair value of any securities. Regardless, the determination of fair value in good faith may involve subjective judgments and estimates, and due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may differ significantly from the values that would have been used had a readily available market quotation existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies and the Diversification Tests in subchapter M of the Code. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. The risks of investing in us may be intensified because we may invest in a limited number of portfolio companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. As of December 31, 2026, 13.6% of our portfolio at fair value was invested in the transportation sector (excluding air and rail), and 11.0% of our portfolio at fair value was invested in transportation infrastructure. Our investments in each of these sectors are subject to certain particularized risks.

Specifically, our investments in the transportation (excluding air/rail) sector are subject to risks associated with regulatory compliance, labor availability, fuel and maintenance cost volatility, fleet procurement challenges, reliance on governmental or institutional contracts, exposure to unexpected operational disruptions, and evolving technology requirements. Many companies in this sector, including ground passenger transportation providers, operate large vehicle fleets, which may require adherence to extensive federal, state, and local transportation and safety regulations. Additionally, these companies may face cost pressures from increases in fuel, insurance, and vehicle procurement or repair costs, particularly given supply-chain constraints affecting the availability of buses and related equipment. Companies in this sector also experience heightened exposure to contract-renewal risk, as many of their services rely on multi-year agreements with public or quasi-public entities, and any changes in funding levels, competitive bidding dynamics, or performance benchmarks may negatively affect revenue stability. Further, mobility providers that rely on technology platforms to coordinate routing, communication, or compliance monitoring may encounter cybersecurity vulnerabilities or bear ongoing investment obligations to keep pace with evolving industry standards. Finally, these companies are susceptible to service disruptions resulting from severe weather, traffic congestion, or unforeseen events that impede timely operations. Any of these conditions could negatively impact the business, financial condition, and operating results of such companies and, in turn, the value of our investments.

Similarly, our investments in the transportation infrastructure sector are subject to risks arising from operational complexity, regulatory compliance obligations, exposure to emergency-response environments, dependence on specialized fleets and equipment, labor availability, and susceptibility to service disruptions. Companies in this sector must maintain continuously available assets and personnel, increasing cost and logistical burdens. These companies face heightened operational risks from severe weather, natural disasters, and large-scale accidents, often requiring rapid deployment of specialized equipment and experienced operators. Additionally, these companies may experience increased capital-expenditure needs to maintain and upgrade heavy-duty wreckers, cranes, and specialized transport equipment, as well as risk losing key government or commercial contracts if they fail to meet safety, environmental, or performance standards. Any of these factors could negatively impact the business, financial condition, or results of operations of companies in the transportation infrastructure sector and, in turn, the value of our investments in such companies.

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

Risks Relating to the Offering and Ownership of Our Common Stock

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

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, if any, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under any credit agreements or debt financing agreements we may enter into, and such other factors as our Board may deem relevant from time to time. The distributions we pay to our stockholders in a year may exceed our current and accumulated earnings and profits for U.S. federal income tax purposes and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our Common Stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we have not yet received a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to be subject to tax as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify as a RIC for U.S. federal income tax purposes and, thus, become subject to U.S. federal income tax imposed at corporate rates.

We may experience fluctuations in our quarterly results, which could cause us to be inconsistent in our declaration of distributions on our Common Stock.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. Fluctuations such as those described here could cause us to be inconsistent in declaring distributions on our Common Stock.

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

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. For example, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russia and Ukraine or the conflict in the Middle East, continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s adjusted tax basis in our Common Stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its Common Stock for less than the original purchase price.

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

In light of our Common Stock being registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of our Common Stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period. These “short-swing profits” rules would negatively impact these investors’ returns.

Our stockholders may receive shares of our Common Stock as dividends rather than cash, and because the distribution of our Common Stock will generally still be treated as a dividend for U.S. federal income tax purposes, this could result in adverse tax consequences to stockholders.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability, provided that we qualify as a “publicly offered regulated investment company,” as described below, to declare a large portion of a dividend in shares of our Common Stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. In such case, for U.S. federal income tax purposes, a stockholder will be treated as receiving dividend income equal to the value of any cash and stock received, even though most of the dividend was paid in shares of our Common Stock.

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

Subject to the discussion below, distributions of our investment company taxable income to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax imposed at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

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

General Risk Factors

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

Furthermore, our business model depends to a significant extent upon strong referral relationships to generate investment opportunities. We depend upon Muzinich & Co. to maintain its relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Muzinich & Co. fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Muzinich & Co. has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

We are exposed to risks associated with changes in interest rates.

Increases in the general level of interest rates from 2022 to 2024 have led to higher interest rates applicable to our debt investments, which may result in an increase of the amount of Incentive Fees payable to the Adviser. Although the Federal Reserve started to cut interest rates at the end of 2024 and continuing into 2025, the fluctuating interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

You should also be aware that an increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in the general level of interest rates would make it easier for us to meet or exceed the performance threshold in the Advisory Agreement and may result in an increase in the amount of the Incentive Fee payable to our Adviser.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies and machine learning (collectively, “AI Technologies”) including generative artificial intelligence such as ChatGPT. The rapid developments of AI Technologies may cause cybersecurity attacks and related risks more difficult to detect, contain and mitigate.

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

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance whether any such proceedings, if they are to occur, will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of our Common Stock offered in our Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offer our Common Stock only (1) to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in offerings under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering is made, and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of our Common Stock is required to complete and deliver to us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and agreeing to other limitations on resale and transfer of our Common Stock.

Purchasers of shares of our Common Stock are not permitted to transfer their shares of Common Stock without our prior written consent. While we do not expect to unreasonably withhold our consent to transfers by our stockholders, we may withhold our consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent we approve any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until our Common Stock is registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of shares of our Common Stock in violation of the foregoing provisions will be void, and any intended recipient of our Common Stock will acquire no rights in such shares and will not be treated as our stockholder for any purpose.

Holders

As of March 27, 2026, there were 15 stockholders of record. Please see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our Common Stock.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of the sum of (i) our investment company taxable income for that taxable year (without regard to the deduction for dividends paid), which is generally our ordinary income plus the excess, if any, of our realized net short-term capital gains over its realized net long-term capital losses and (ii) our net tax-exempt income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Part I, Item 1. Business — Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

We do not intend to list our Common Stock on a securities exchange, and there is no established public trading market for our Common Stock. As a result, if you purchase our Common Stock, your ability to sell your shares of Common Stock will be limited.

Beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, and subject to market conditions, the Adviser’s commercially reasonable judgment and the discretion of the Board, we may commence a share repurchase program in which we offer to repurchase, in each quarter, up to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion, as of the close of the previous calendar quarter. However, our Board may not adopt a share repurchase program at such time, or it may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and/or the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. At this time, our Board has not authorized repurchase offers or the commencement of the share repurchase program. We will continue to evaluate the appropriateness of making repurchase offers in light of market conditions and other relevant factors. Any repurchase offers will be conducted in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares of Common Stock purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares of Common Stock.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or our beliefs and/or those of Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I. Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including as a result of ongoing geopolitical conflicts or trade activity, including the imposition of tariffs;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our cash resources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the timing and manner in which we conduct an IPO and/or Exchange Listing of our Common Stock;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a RIC under the Code;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Part I, Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Please note that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act because we are an investment company.

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

As of December 31, 2025, we had capital commitments from investors in the amount of $94,500,000. As of December 31, 2025, we had equity capital in the amount of $94,831,623. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings of our Common Stock.

Subject to the overall supervision of our Board of Directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the SEC as an investment adviser under the Advisers Act and manages our investment activities pursuant to the Advisory Agreement. Additionally, the Adviser has entered into the Resource Sharing Agreement with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee. See “Part I, Item 1. Business – Advisory Agreement – Compensation of the Adviser” for more information regarding this fee structure.

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

Private Offerings and Liquidity Events

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s NAV per share. We reserve the right to issue shares of our Common Stock at a price above the then-calculated NAV per share based on a variety of factors, including without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof). We may not sell any Common Stock below NAV per share, except pursuant to Section 23(b) or Section 63(2) of the 1940 Act.

In our perpetual-life structure, we may, subject to the Adviser’s commercially reasonable judgment and the Board’s sole discretion, offer to repurchase our stockholders’ Common Stock on a quarterly basis beginning in the first full calendar quarter following the second anniversary of the Initial Closing Date, but we are not obligated to offer to repurchase Common Stock in any quarter in our discretion. Quarterly repurchases, if any, will be limited to 5% of our Common Stock outstanding (either by number of shares or aggregate NAV), as determined by the Board in its discretion. Any repurchase program will be subject to our available cash, compliance with the RIC qualification and diversification rules, the 1940 Act, and Rule 13e-4 of the Exchange Act. The Board will have discretion to commence, amend, or suspend any share repurchase program if it deems such action to be in the best interests of stockholders. At this time, our Board has not authorized repurchase offers or the commencement of the share repurchase program. We will continue to evaluate the appropriateness of making repurchase offers in light of market conditions and other relevant factors. We believe that our perpetual nature will enable us to execute a patient and opportunistic strategy and be able to invest across different market environments. A perpetual-life structure may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds.

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

Revenues

We expect to generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt in which we invest typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s and lower than “BBB-” by Fitch or S&P), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, such as PIK, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Part I, Item 1. Business – Fees and Expenses.”

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser or its affiliates for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We may also enter into a credit facility or other debt arrangements to partially fund our operations, and could incur costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs, associated with any amounts borrowed.

Pursuant to the Fee Waiver Letter, on December 26, 2025, the Adviser voluntarily agreed to reduce the Base Management Fee from the annual rate of 1.25% of the value of our net assets to an annual rate of 0.95% of the value of our net assets for the fiscal quarters ended December 31, 2025 and ending March 31, 2026. We will recommence paying the Adviser a Base Management Fee that is consistent with the existing terms of the Advisory Agreement on April 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the Fee Waiver Letter.

Portfolio Composition and Investment Activity

As of December 31, 2025, we had 67 debt investments, three equity investments and one warrant investment in 65 portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $94.3 million. As of December 31, 2024, we had 64 debt investments, two equity investments and one warrant investment in 63 portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $87.4 million. As of both December 31, 2025 and 2024, our debt investments consisted entirely of corporate bond investments and senior secured loans. As of December 31, 2025, we did not have any short-term investments. Short-term investments as of December 31, 2024 consisted of United States Treasury bills that expire within 120 days of purchase, with an aggregate fair value of approximately $7.9 million.

Our investment activity for the years ended December 31, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024
New investments:
Gross investment purchases	$46,151,945	$226,837,188
Less: sold investments	(42,192,313)	(144,705,441)
Total new investments	$3,959,632	$82,131,747

Principal/par/unit amount of investments funded:
Corporate bond investments	$23,325,000	$52,117,137
Senior secured loan debt investments	22,160,920	26,822,189
Equity investments	984,960	2,131,170
Warrant investments	177,759	64,153

Number of new investment commitments	36	133
Average new investment commitment amount	$1,294,473	$1,421,954
Weighted average maturity for new investment commitments	4.2 Years	3.9 Years
Percentage of new debt investment commitments at floating rates	71%	51%
Percentage of new debt investment commitments at fixed rates	29%	49%
Weighted average spread Secured Overnight Financing Rate (“SOFR”) of new floating rate investment commitments	2.19%	4.02%

As of December 31, 2025 and 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$40,723,252	$41,486,860	$45,944,978	$46,109,294
Senior Secured Loan Debt Instruments	42,778,592	43,344,626	26,786,017	26,919,498
Equity Investments - Preferred Stock	3,131,028	3,197,792	2,146,068	2,238,363
Short-Term Investments	-	-	7,946,245	7,949,600
Warrants	-	8,102	-	-
Total Investments	$86,632,872	$88,037,380	$82,823,308	$83,216,755

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

Typically, the Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser uses this data, combined with knowledge gained through due diligence of the portfolio company’s customers, suppliers and competitors, as well as market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

Our operating results for the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023 were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) to December 31, 2023
Total investment income	$7,836,476	$6,117,957	$-
Total net expenses	2,439,314	3,791,410	-
Net investment income	5,397,162	2,326,547	-
Total net realized gains/(losses)	(78,308)	130,555	-
Total net change in unrealized appreciation/(depreciation)	1,011,061	393,447	-
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investment	932,753	524,002	-
Net increase (decrease) in net assets resulting from operations	$6,329,915	$2,850,549	$-

Net assets resulting from operations increased from $2,850,549 for the year ended December 31, 2024 to $6,329,915 for the year ended December 31, 2025, primarily due to increased deployment of funds, which contributed approximately $3.0 million of additional net investment income, and an increase of approximately $600,000 in net realized gains and unrealized appreciation on our investment portfolio. Net assets resulting from operations increased from $0 for the period from September 8, 2023 (commencement of operations) to December 31, 2023 to $2,850,549 for the year ended December 31, 2024, primarily due to increased deployment of funds.

Investment Income

Investment income for the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023 was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) to December 31, 2023
Interest income from non-controlled/non-affiliated investments and cash equivalents	$7,602,309	$6,104,173	$-
Income from non-controlled/non-affiliated PIK interest	234,167	13,784	-
Total investment income	$7,836,476	$6,117,957	$-

Investment income increased from $6,117,957 for the year ended December 31, 2024 to $7,836,476 for the year ended December 31, 2025, primarily due to increased deployment of funds. Investment income increased from $0 for the period from September 8, 2023 (commencement of operations) to December 31, 2023 to $6,117,957 for the year ended December 31, 2024, primarily due to an increase in interest income as a result of investment activity subsequent to the period ended December 31, 2023.

Expenses

Operating expenses for the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023 were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) to December 31, 2023
Management Fees	$1,194,752	$856,238	$-
Other operating expenses	1,317,844	2,935,172	-
Waiver of base management fees	(73,282)	-	-
Total net expenses	$2,439,314	$3,791,410	$-

Total expenses decreased from $3,791,410 for the year ended December 31, 2024 to $2,439,314 for the year ended December 31, 2025, primarily due to a decrease in professional fees and the reclassification of purchased accrued interest expense during the year, partially offset by an increase in Base Management Fee and Incentive Fee expenses resulting from higher net assets and net income driven by the deployment of uninvested funds from the prior year. Total expenses increased from $0 for the period from September 8, 2023 (commencement of operations) to December 31, 2023 to $3,791,410 for the year ended December 31, 2024, primarily due to an increase in Base Management Fees as a result of further investment activity compared to the period ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our Common Stock or offerings of preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We may seek to enter into a credit facility or other financing arrangements on market terms; however, we cannot assure you we will be able to do so. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) paying our operating expenses (including fees payable to our Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our common stock.

Equity Activity

We have the authority to issue 1,000,000 shares of Common Stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value; however, we have not issued any preferred stock to date.

During the year ended December 31, 2025, we had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.09	$2,500,000

During the year ended December 31, 2024, we had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 1, 2024	72,000.00	$72,000,000
October 1, 2024	19,710.45	$20,000,000

For information regarding our equity activity during the fiscal period from September 8, 2023 (commencement of operations) to December 31, 2023, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity, and Capital Resources – Equity Activity” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025 (the “FY 2024 Form 10-K”).

Borrowings

We expect to borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

The use of leverage involves significant risks. In addition to the volatility risks discussed above, certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered “borrowings” or involve leverage, and thus are also subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered “borrowings” for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage ratio requirement. These investments may include certain instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

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

Contractual Obligations

As of December 31, 2025, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	898,605
Total unfunded commitments		$898,605

As of December 31, 2024, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of December 31, 2024
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	2,310,698
Total unfunded commitments		$2,310,698

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

In addition, we have entered into the Administration Agreement, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. We have also entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides us with accounting services.

Critical Accounting Policies

Valuation of Portfolio Securities

In accordance with procedures adopted by our Board of Directors, the NAV per share of our Common Stock is determined at least quarterly by dividing the value of our total assets minus liabilities by the total number of shares of our Common Stock outstanding. There is no guarantee that the NAV per share will be equal to the offering price of our Common Stock at any Closing, as we reserve the right to issue shares of Common Stock at a price above the then-current NAV per share based on a variety of factors, including, without limitation, the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

As a BDC, we generally invest in illiquid securities, including debt and equity securities of middle-market companies. A readily available market quotation is not expected to exist for most, if not all, of the investments in our portfolio. Consistent with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee,” and the Adviser determines the fair value for investments where market quotations are not readily available in accordance with the valuation policies and procedures approved by the Board (“Valuation Policy”), subject to oversight by the Board, as set forth below:

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

The factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Fair value, as defined under Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (“ASC 820”), is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. “Inputs” refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

PIK Interest

We currently hold PIK investments and expect to hold in the future some investments in our portfolio that contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in our taxable income, and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when we determine that the PIK interest is no longer collectible.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods. During the year ended December 31, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479
November 7, 2025	November 19, 2025	$14.32	$1,354,745
December 29, 2025	January 16, 2026	$10.94	$1,035,781

During the year ended December 31, 2024, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727
November 7, 2024	November 21, 2024	$4.70	$431,296
December 27, 2024	January 9, 2025	$9.14	$839,075

We did not declare any distributions during the period from September 8, 2023 (commencement of operations) to December 31, 2023.

We have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of the sum of (i) our investment company taxable income for that taxable year as dividends (without regard to the deduction for dividends paid) and (ii) our net tax-exempt income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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

The purchase price for shares of Common Stock purchased under our DRP will be determined using a purchase price determined as of the Purchase Date. Shares of Common Stock issued pursuant to our DRP will have the same voting rights as the shares of Common Stock offered pursuant to the Private Offerings.

The following table reflects the shares issued under the DRP to participants during the year ended December 31, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.57
March 21, 2025	April 3, 2025	28.26
May 13, 2025	May 20, 2025	104.04
August 7, 2025	August 19, 2025	115.84
November 7, 2025	November 19, 2025	116.57

The following table reflects the shares issued under the DRP to participants during the year ended December 31, 2024:

Record Date	Issuance Date	Shares Issued
May 9, 2024	May 20, 2024	24.72
August 8, 2024	August 19, 2024	28.92
November 7, 2024	November 21, 2024	37.14

We did not issue any shares under the DRP during the period from September 8, 2023 (commencement of operations) to December 31, 2023.

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations.

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

Pursuant to the Fee Waiver Letter, on December 26, 2025, the Adviser voluntarily agreed to reduce the Base Management Fee from the annual rate of 1.25% of the value of our net assets to an annual rate of 0.95% of the value of our net assets for the fiscal quarters ended December 31, 2025 and ending March 31, 2026. We will recommence paying the Adviser a Base Management Fee that is consistent with the existing terms of the Advisory Agreement on April 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the Fee Waiver Letter.

For the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023, we incurred Base Management Fees of $1,194,752, $856,238, and $0, respectively. During those periods, the Adviser voluntarily waived $73,282, $0, and $0, respectively, of such Base Management Fees.

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

We will pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter ;

●	100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Adviser has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter (we refer to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up”); and

●	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, once the Adviser has received the full catch-up.

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

For the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023, we incurred Incentive Fees of $104,996, $74,854, and $0, respectively.

In the event the Advisory Agreement is terminated prior to our termination as a company (other than an instance in which the Adviser voluntarily terminates the Advisory Agreement), we will pay to the Adviser the Termination Incentive Fee Payment. The Termination Incentive Fee Payment will be calculated as of the date the Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if: (i) all investments were liquidated for their current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated; (ii) the proceeds from such liquidation were used to pay all of our outstanding liabilities; and (iii) the remainder were distributed to stockholders and paid as Incentive Fee in accordance with the methodology described above, subject to the limitations set forth in Section 205(b)(3) of the Advisers Act. We will make the Termination Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated.

Recent Developments

Investment Activity

On January 30, 2026, we entered a term loan with Sisu Energy & Environmental, LLC, in the amount of $6,480,000, and a preferred equity co-investment in the amount of $648,000.

On February 26, 2026, we entered a term loan with Carolina Beverage Group, LLC, in the amount of $995,000.

Leadership Transition

On March 23, 2026, each of Jeffrey Youle, our Chief Executive Officer, and Paul Fehre, our Chief Financial Officer and Treasurer, informed the Board that they were stepping down as Chief Executive Officer and Chief Financial Officer and Treasurer, respectively, effective April 1, 2026. Neither Mr. Youle nor Mr. Fehre expressed any disagreement on any matter relating to our operations, policies or practices. Both of Messrs. Youle and Fehre will continue to serve as members of the Board and as Senior Adviser and Chief Operating Officer of Muzinich & Co., respectively, and Mr. Fehre will continue to serve as Chairperson of the Board.

Also on March 23, 2026, the Board approved resolutions effectuating a leadership transition plan for us. The Board appointed Cheryl Rivkin, our Secretary, to succeed Mr. Youle as Chief Executive Officer, effective April 1, 2026. In connection with the foregoing, Ms. Rivkin resigned from her position as Secretary, effective April 1, 2026. In addition, the Board appointed Jens Ernberg, Co-Head of U.S. Private Debt at Muzinich & Co., to serve as our President; Rocco DelGuercio, Director of Finance for Private Debt at Muzinich & Co., to succeed Mr. Fehre as our Chief Financial Officer and Treasurer; and Susan Cohen, a Manager on the Client Services Team at Muzinich & Co., to succeed Ms. Rivkin as our Secretary, each effective April 1, 2026.

There is no arrangement or understanding between any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen and us or any other person or entity pursuant to which any of them were appointed to their respective positions, and there are no current or proposed transactions between us and any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen, or any of their respective immediate family members, that would require disclosure under Item 404(a) of Regulation S-K.

For more information regarding the foregoing appointments, reference is made to the Current Report on Form 8-K we filed on March 25, 2026.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(53)	$-	$(53)
Base Interest Rate	-	-	-
+100 Basis Points	212	-	212
+200 Basis Points	423	-	423
+300 Basis Points	635	-	635

This analysis is indicative of the potential impact on our investment income as of December 31, 2025, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not reflect potential changes in our portfolio after December 31, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

For the year ended December 31, 2025 and the year ended December 31, 2024, there were 46 and 44 fixed rate loans held respectively. For the year ended December 31, 2025 and the year ended December 31, 2024, there were 21 and 19 floating rate loans held, respectively.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, NY, PCAOB ID 34)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2025 and December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2025 and December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-6
Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-17

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Muzinich Corporate Lending Income Fund, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Muzinich Corporate Lending Income Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period then ended and for the period from September 8, 2023 (commencement of operations) through December 31, 2023, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended and for the period from September 8, 2023 (commencement of operations) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 27, 2026

We have served as the Company’s auditor since 2023.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

Assets:	As of December 31, 2025	As of December 31, 2024
Non-controlled/non-affiliated investments, at fair value (amortized cost of $86,632,872 and $82,823,308, respectively)	$88,037,380	$83,216,755
Cash and Cash Equivalents	7,136,024	14,916,966
Receivables:
Interest	666,256	810,418
Sales of investments	2,201,509	-
Other receivables	-	2,062,005
Total Assets	$98,041,169	$101,006,144

Liabilities:
Management fees payable	232,061	228,636
Organizational and offering fees payable	-	13,775
Professional fees payable	156,072	199,509
Securities purchased	-	4,633,910
Incentive fees payable	163,644	74,854
Distributions payable	1,035,781	839,072
Advance Share subscription amount	-	2,500,000
Accrued other general and administrative expenses	107,099	127,296
Total Liabilities	$1,694,657	$8,617,052

Commitments and Contingencies (Note 4)	-	-

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized, 94,721.62 shares issued and outstanding as of December 31, 2025, and 91,802.24 shares issued and outstanding as of December 31, 2024	94	92
Additional paid-in capital	94,836,150	91,885,688
Total distributable (accumulated) earnings (losses)	1,510,268	503,312
Total Net Assets	$96,346,512	$92,389,092
Total Liabilities and Net Assets	$98,041,169	$101,006,144
Net Asset Value Per Share	$1,017.15	$1,006.39

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) through December 31, 2023
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$7,602,309	6,104,173	$-
Income from payment-in-kind interest	234,167	13,784	-
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	7,836,476	6,117,957	-
Total Investment Income	7,836,476	6,117,957	-

Expenses:
Management fees	1,194,752	856,238	-
Organizational fees (Note 3)	-	116,346	-
Offering fees (Note 3)	-	181,100	-
Professional fees	666,987	830,875	-
Directors’ fees and expenses	180,563	180,000	-
Purchased accrued interest expense	-	1,234,535	-
Incentive fees expense	104,996	74,854	-
Other general and administrative expenses	365,298	317,462	-
Total Expenses	2,512,596	3,791,410	-
Waiver of base management fees	(73,282)	-	-
Total Net Expenses	2,439,314	3,791,410	-
Net Investment Income	5,397,162	2,326,547	-
Net realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	(78,308)	130,555	-
Total net realized gains/(losses)	(78,308)	130,555	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	1,011,061	393,447	-
Total net change in unrealized appreciation/(depreciation)	1,011,061	393,447	-
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	932,753	524,002	-
Net Increase in Net Assets Resulting from Operations	$6,329,915	2,850,549	$-
Basic and diluted net increase in net assets resulting from operations per common share	$66.99	38.84	$-
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	94,490.64	73,393.84	1.00

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) through December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$5,397,162	$2,326,547	$-
Total net realized gains/(losses)	(78,308)	130,555	-
Total net change in unrealized appreciation/(depreciation)	1,011,061	393,447	-
Net Increase (Decrease) in Net Assets Resulting from Operations	6,329,915	2,850,549	-

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(5,318,338)	(2,553,666)
Decrease in Net Assets Resulting from Stockholder Distributions	(5,318,338)	(2,553,666)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of common shares	2,500,000	92,000,000	1,000
Dividends and distributions reinvested	445,843	91,209	-
Net Increase in Net Assets Resulting from Capital Stock Transactions	2,945,843	92,091,209	1,000
Total Increase in Net Assets	3,957,420	92,388,092	1,000
Net Assets, Beginning of Year/Period	92,389,092	1,000	-
Net Assets, End of Year/Period	$96,346,512	$92,389,092	$1,000
Net asset value per share	$1,017.15	$1,006.39	$1,000.00
Common shares outstanding at the end of the Year/Period	94,721.62	91,802.24	1.00

Dividend distribution per share	$56.27	$31.66	$-

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) through December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,329,915	$2,850,549	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(1,011,061)	(393,447)	-
Net realized (gains)/losses on investments	78,308	(130,555)	-
Net amortization of premium (accretion of discount)	307,640	(547,222)	-
Net income from payment-in-kind interest	(234,167)	(13,784)	-
Purchases and drawdowns of investments	(46,151,945)	(226,837,188)	-
Sales and maturities of and principal paydowns on investments	42,190,600	144,705,441	-
Changes in operating assets and liabilities:
Receivables - Interest	144,162	(810,418)	-
Receivables - Sales	(2,201,509)	-
Receivables - Other	2,062,005	(2,062,005)	-
Management fees payable	3,425	228,636	-
Organizational and offering fees payable	(13,775)	13,775	-
Professional fees payable	(43,437)	199,509	-
Securities purchased	(4,633,910)	4,633,910	-
Incentive fees payable	88,790	74,854	-
Accrued other general and administrative expenses	(20,197)	127,296	-
Net cash provided by (used in) operating activities	(3,105,156)	(77,960,649)	-
Cash Flows from Financing Activities:
Distributions (Net of Change in Distributions Payable)	(4,675,786)	(1,623,385)	-
Changes in advance share subscription amount	(2,500,000)	2,500,000	-
Proceeds from issuance of common shares	2,500,000	92,000,000	1,000
Cash provided by (used in) financing activities	(4,675,786)	92,876,615	1,000
Net increase (decrease) in cash and cash equivalents	(7,780,942)	14,915,966	1,000
Cash and cash equivalents beginning of Year/Period	14,916,966	1,000	-
Cash and cash equivalents end of Year/Period	$7,136,024	$14,916,966	$1,000

Supplemental Information
Dividends reinvested	$445,843	$91,209	$-

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments(3)
Airlines
American Airlines Corp.	Corporate Bond	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	279,167	$276,725	$279,564	0.3%
Onesky Flight LLC	Corporate Bond	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	1,500,000	$1,554,203	$1,604,975	1.7%
Total Airlines									$1,830,928	$1,884,539	2.0%

Automotive & Auto Parts
Tenneco Inc.	Corporate Bond	N/A	N/A	8.00%	N/A	12/10/2025	11/17/2028	500,000	$501,202	$501,600	0.5%
Total Automotive & Auto Parts									$501,202	$501,600	0.5%

Building Materials
Standard Industries Inc.	Corporate Bond	N/A	N/A	4.38%	N/A	12/19/2025	7/15/2030	500,000	$482,266	$482,654	0.5%
New Enterprise Stone	Corporate Bond	N/A	N/A	5.25%	N/A	8/28/2025, 10/10/2025	7/15/2028	2,000,000	$1,994,206	$2,000,442	2.1%
Total Building Materials									$2,476,472	$2,483,096	2.6%

Broadcasting
Univision Communications	Corporate Bond	N/A	N/A	8.00%	N/A	12/19/2025	8/15/2028	500,000	$517,846	$517,811	0.5%
Total Broadcasting									$517,846	$517,811	0.5%

Consumer Products
Energizer Holdings Inc.(8)	Corporate Bond	N/A	N/A	4.75%	N/A	12/10/2025	6/15/2028	1,500,000	$1,481,688	$1,487,096	1.6%
Total Consumer Products									$1,481,688	$1,487,096	1.6%

Chemicals
Olympus Water US Holdings Corp.	Corporate Bond	N/A	N/A	4.25%	N/A	6/27/2024, 12/10/2025	10/1/2027	1,000,000	$963,068	$970,523	1.0%
Scih Salt Holdings Inc	Corporate Bond	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	1,350,000	$1,310,400	$1,350,246	1.4%
Wr Grace Holding LLC	Corporate Bond	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024, 12/10/2025	6/15/2027	2,122,000	$2,105,314	$2,115,935	2.2%
Total Chemicals									$4,378,782	$4,436,704	4.6%

Containers
Owens-brockway(8)	Corporate Bond	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	1,250,000	$1,249,302	$1,254,398	1.3%
Total Containers									$1,249,302	$1,254,398	1.3%

Diversified Financial Services
Aquarian	Corporate Bond	N/A	N/A	7.88%	N/A	8/28/2025	11/1/2029	700,000	$727,674	$707,767	0.7%
Provident Fdg	Corporate Bond	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	925,000	$930,060	$975,727	1.0%
Azorra Finance	Corporate Bond	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	1,250,000	$1,250,000	$1,320,110	1.4%
Dcli Bidco LLC	Corporate Bond	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	1,125,000	$1,140,939	$1,156,049	1.2%
Total Diversified Financial Services									$4,048,673	$4,159,653	4.3%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Energy
Tallgrass Nrg Prtnr/fin	Corporate Bond	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	1,000,000	$988,249	$1,008,087	1.0%
Ascent Resources(8)	Corporate Bond	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	1,100,000	$1,100,000	$1,137,217	1.2%
Rockies Express Pipeline	Corporate Bond	N/A	N/A	4.80%	N/A	12/10/2025	5/15/2030	500,000	$489,834	$491,722	0.5%
Total Energy									$2,578,083	$2,637,026	2.7%

Gaming
Great Canadian Gaming Co	Corporate Bond	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	175,000	$175,000	$176,776	0.2%
Penn Entertainment Inc.(8)	Corporate Bond	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	500,000	$492,092	$499,314	0.5%
Rivers Enterprise	Corporate Bond	N/A	N/A	6.25%	N/A	12/10/2025	10/15/2030	500,000	$507,364	$510,365	0.5%
Total Gaming									$1,174,456	$1,186,455	1.2%

Healthcare
Prime Healthcare Service	Corporate Bond	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	500,000	$500,000	$525,002	0.6%
Us Acute Care Solutions	Corporate Bond	N/A	N/A	9.75%	N/A	8/28/2025, 12/19/2025	5/15/2029	1,000,000	$1,005,121	$1,007,415	1.0%
Total Healthcare									$1,505,121	$1,532,417	1.6%

Homebuilders/Real Estate
Blackstone Mortgage(8)	Corporate Bond	N/A	N/A	3.75%	N/A	8/28/2025	1/15/2027	1,000,000	$986,760	$989,956	1.0%
Shea Homes Lp	Corporate Bond	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	1,500,000	$1,455,515	$1,486,875	1.5%
Total Homebuilders/Real Estate									$2,442,275	$2,476,831	2.5%

Insurance
Acrisure LLC / Fin Inc.	Corporate Bond	N/A	N/A	4.25%	N/A	12/10/2025	2/15/2029	500,000	$486,513	$487,579	0.5%
Total Insurance									$486,513	$487,579	0.5%

Metals/Mining
Novelis Corp.	Corporate Bond	N/A	N/A	4.75%	N/A	12/19/2025	1/30/2030	500,000	$481,278	$483,000	0.5%
Total Metals/Mining									$481,278	$483,000	0.5%

Publishing/Printing
Cimpress Plc(8)	Corporate Bond	N/A	N/A	7.38%	N/A	8/28/2025	9/15/2032	1,000,000	$1,002,366	$1,020,004	1.1%
McGraw-Hill Education	Corporate Bond	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024, 11/19/2025	8/1/2028	1,675,000	$1,657,179	$1,682,963	1.8%
Total Publishing/Printing									$2,659,545	$2,702,967	2.9%

Railroads
Watco Cos LLC	Corporate Bond	N/A	N/A	7.13%	N/A	9/17/2025	8/1/2032	1,000,000	$1,030,404	$1,046,850	1.1%
Total Railroads									$1,030,404	$1,046,850	1.1%

Services
Allied Universal Holdco	Corporate Bond	N/A	N/A	4.63%	N/A	12/10/2025	6/1/2028	1,500,000	$1,479,855	$1,479,438	1.5%
Allied Universal Holdco	Corporate Bond	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	1,250,000	$1,260,541	$1,317,348	1.4%
Total Services									$2,740,396	$2,796,786	2.9%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in-Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value (2)	Percentage of Net Assets
Super Retail
Champ Acquisition Corp.	Corporate Bond	N/A	N/A	8.38%	N/A	11/25/2024, 10/31/2025	12/1/2031	775,000	$814,021	$837,204	0.9%
Ken Garff Automotive LLC	Corporate Bond	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	1,300,000	$1,240,434	$1,295,736	1.3%
Victra Hldg	Corporate Bond	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	875,000	$896,307	$923,299	1.0%
Total Super Retail									$2,950,762	$3,056,239	3.2%

Technology
Cloud Software Grp Inc.	Corporate Bond	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	250,000	$246,842	$253,272	0.3%
Cloud Software Grp Inc.	Corporate Bond	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	1,175,000	$1,193,591	$1,227,922	1.3%
Rocket Software Inc.	Corporate Bond	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	875,000	$875,000	$902,262	0.9%
Total Technology									$2,315,433	$2,383,456	2.5%

Transportation Excluding Air/Rail
Beacon Mobility Corp.	Corporate Bond	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	700,000	$700,000	$732,113	0.8%
Frst Stu Bid/frst Trans	Corporate Bond	N/A	N/A	4.00%	N/A	12/19/2025	7/31/2029	500,000	$485,522	$486,112	0.5%
Total Transportation Excluding Air/Rail									$1,185,522	$1,218,225	1.3%

Utilities
Alpha Generation LLC	Corporate Bond	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	875,000	$883,067	$904,326	0.9%
Lightning Power LLC	Corporate Bond	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	800,000	$807,649	$850,785	0.9%
Terraform Power Operating	Corporate Bond	N/A	N/A	5.00%	N/A	12/10/2025	1/31/2028	1,000,000	$997,855	$999,021	1.0%
Total Utilities									$2,688,571	$2,754,132	2.8%
Total Corporate Bond Investments									$40,723,252	$41,486,860	43.0%

Senior Secured Loan Debt Investments(4),(5)
Building Materials
Chariot Buyer LLC	Term Loan	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	149,250	$149,250	$149,468	0.2%
MIWD Holdco II LLC	Term Loan	1 Month SOFR USD + 2.75%	-	7.59%	N/A	10/15/2024	3/28/2031	493,759	$495,263	$493,606	0.5%
Tamko Building Products, LLC	Term Loan	3 Month SOFR USD +2.75%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	1,477,538	$1,481,962	$1,484,925	1.5%
Total Building Materials									$2,126,475	$2,127,999	2.2%

Capital Goods
Arcline FM Holdings, LLC	Term Loan	3 Month SOFR USD +2.75%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	668,271	$667,478	$670,149	0.7%
Husky Injection Molding Sys LTD	Delayed Draw Term Loan	1 Month SOFR USD + 2.25%	-	7.67%	N/A	12/8/2025	2/15/2029	58,824	$-	$376	0.0%
Nvent Thermal LLC	Term Loan	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	1,030,418	$1,029,730	$1,036,538	1.1%
Total Capital Goods									$1,697,208	$1,707,063	1.8%

Consumer Products
ACP Tara Holdings Inc.	Term Loan	3 Month SOFR USD +3.25%	-	7.51%	N/A	9/17/2025	9/17/2032	160,000	$159,602	$160,800	0.2%
MRO Maryruth	Term Loan	1 Month SOFR USD + 4.75%	0.75%	8.45%	N/A	11/5/2025	9/30/2031	997,500	$987,789	$977,550	1.0%
Total Consumer Products									$1,147,391	$1,138,350	1.2%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in-Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Containers
Clydesdale Acquisition Holdings Inc.	Term Loan	1 Month SOFR USD +3.175%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	827,820	$832,245	$827,961	0.9%
Veritiv Operating Co.	Term Loan	3 Month SOFR USD +4.00%	-	9.09%	N/A	6/27/2024	11/29/2030	1,185,000	$1,185,000	$1,183,649	1.2%
Total Containers									$2,017,245	$2,011,610	2.1%
Collateralized Debt Obligation
Neub 2022-50a Br(8)	Collateralized Loan Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	500,000	$501,125	$501,007	0.5%
Total Collateralized Debt Obligation									$501,125	$501,007	0.5%

Diversified Support Services
PSA Holdings, LLC(3)	Term Loan	N/A	N/A	13.00%	N/A	3/19/2024	3/19/2029	3,891,896	$3,841,894	$3,901,295	4.0%
Total Diversified Support Services									$3,841,894	$3,901,295	4.0%

Diversified Financial Services
Dragon Buyer Inc.	Term Loan	3 Month SOFR USD +2.75%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	470,250	$468,309	$470,250	0.5%
Total Diversified Financial Services									$468,309	$470,250	0.5%

Food/Beverage/Tobacco
Savor Acquisition Inc.	Term Loan	1 Month SOFR USD + 3.00%	-	6.92%	N/A	12/17/2025	2/19/2032	46,882	$46,882	$47,038	0.1%
Total Food/Beverage/Tobacco									$46,882	$47,038	0.1%

Healthcare
Heartland Dental LLC	Term Loan	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	987,500	$991,016	$990,867	1.0%
Total Healthcare									$991,016	$990,867	1.0%

Health Care Services
Carolina Center for Autism Services, LLC	Delayed Draw Term Loan	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2029	6,944,231	$6,828,284	$6,997,377	7.3%
Total Health Care Services									$6,828,284	$6,997,377	7.3%

Homebuilders/Real Estate
Cushman & Wakefield US Borrower LLC (8)	Term Loan	1 Month SOFR USD +2.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	849,624	$855,365	$853,991	0.9%
Total Homebuilders/Real Estate									$855,365	$853,991	0.9%

Technology
Fortress Trans & Infrast	Term Loan	1 Month SOFR USD +3.00%	-	8.09%	N/A	6/24/2024	6/27/2031	1,188,023	$1,189,383	$1,186,918	1.2%
Rocket Software, Inc.	Term Loan	1 Month SOFR + 3.75%	0.50%	8.84%	N/A	12/11/2024	11/28/2028	493,769	$494,674	$493,492	0.5%
Total Technology									$1,684,057	$1,680,410	1.7%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal /Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC(3)	Term Loan	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	11,213,770	$11,005,915	$11,227,580	11.7%
Total Transportation Excluding Air/Rail									$11,005,915	$11,227,580	11.7%

Transportation Infrastructure
Guardian Fleet Services, Inc.(3)	Term Loan	3 Month SOFR USD +9.00%	2.50%	13.14%	1.75%	12/18/2024, 4/2/2025, 7/30/2025, 9/30/2025	2/10/2028	8,405,780	$8,335,042	$8,454,306	8.8%
Total Transportation Infrastructure									$8,335,042	$8,454,306	8.8%

Services
DXP Enterprises Inc.	Term Loan	3 Month SOFR USD +3.25%	1.00%	7.17%	N/A	12/23/2025	10/7/2030	124,688	$124,688	$125,591	0.1%
Gloves Buyer Inc.	Term Loan	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	750,000	$746,564	$745,177	0.8%
Wash Bidco Inc.	Term Loan	1 Month SOFR USD +3.25%	-	7.51%	N/A	9/19/2025	8/9/2032	362,000	$361,132	$364,715	0.4%
Total Services									$1,232,384	$1,235,483	1.3%
Total Senior Secured Loan Debt Investments									$42,778,592	$43,344,626	45.1%

Equity Investments - Preferred Stock(10)
Diversified Support Services
PSA Holdings, LLC(7)	Preferred Stock	N/A	N/A	8.00%	N/A	3/19/2024	N/A	495,570	$495,570	$404,820	0.4%
Total Diversified Support Services									$495,570	$404,820	0.4%
Transportation Infrastructure
Guardian Fleet Services, Inc.(7)	Preferred Stock	N/A	N/A	4.75%	N/A	12/18/2024	N/A	1,650,498	$1,650,498	$2,163,846	2.2%
Total Transportation Infrastructure									$1,650,498	$2,163,846	2.2%
Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC(2),(7)	Preferred Stock	N/A	N/A	8.00%	N/A	2/6/2025	N/A	984,960	$984,960	$629,126	0.7%
Total Transportation Excluding Air/Rail									$984,960	$629,126	0.7%
Total Preferred Stock									$3,131,028	$3,197,792	3.3%
Total Equity Investments									$3,131,028	$3,197,792	3.3%
Warrants
Transportation Infrastructure
Guardian Fleet Services, Inc.(7)	Warrants	N/A	N/A	N/A	N/A	12/18/2024	N/A	241,912	$-	$8,102	0.0%
Total Transportation Infrastructure									$-	$8,102	0.0%
Total Warrants									$-	$8,102	0.0%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Money Market Funds(3)
First American Treasury Obligation Class X	Money Market Fund	N/A	N/A	3.66%	N/A	2/1/2024	N/A	6,217,008	$6,217,008	$6,217,008	6.5%
Total Money Market Funds									$6,217,008	$6,217,008	6.5%

Total Non-Controlled/Non-Affiliated Investments									$92,849,880	$94,254,388	97.9%

Total Investments									$92,849,880	$94,254,388	97.9%

Assets in Excess of Other Liabilities										2,092,124	2.1%
Net Assets										$96,346,512	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 6).

(3)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).
(4)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(6)	Unless otherwise noted, as of December 31, 2025, each investment was a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).
(7)	This investment is not currently income producing.
(8)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.
(9)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 10 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.
(10)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $3,197,792 at fair value and represented 3.3% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (3)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments
Allied Universal Holdco	Services	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	$1,250,000	$1,263,409	$1,277,607	1.4%
Alpha Generation Llc	Utilities	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	$875,000	$884,874	$865,703	0.9%
American Airlines/aadvan	Airlines	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	$837,500	$830,172	$835,666	0.9%
Antero Resources Corp	Energy	N/A	N/A	8.38%	N/A	1/24/2024	7/15/2026	$1,225,000	$1,251,492	$1,251,031	1.4%
Ascent Resources/aru Fin	Energy	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	$1,100,000	$1,100,000	$1,093,388	1.2%
Azorra Finance	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	$1,250,000	$1,250,000	$1,242,584	1.3%
Buckeye Partners Lp	Energy	N/A	N/A	4.13%	N/A	1/23/2024, 10/4/2024	3/1/2025	$1,355,000	$1,350,707	$1,351,378	1.5%
Carnival Corp	Leisure	N/A	N/A	7.63%	N/A	2/23/2024	3/1/2026	$1,200,000	$1,202,684	$1,201,754	1.3%
Century Communities	Homebuilders/Real Estate	N/A	N/A	6.75%	N/A	2/15/2024	6/1/2027	$1,225,000	$1,226,061	$1,225,704	1.3%
Champ Acquisition Corp	Super Retail	N/A	N/A	8.38%	N/A	11/25/2024	12/1/2031	$175,000	$175,000	$178,514	0.2%
Cloud Software Grp Inc	Technology	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	$1,175,000	$1,198,136	$1,210,897	1.3%
Dcli Bidco Llc	Diversified Financial Services	N/A	N/A	7.75%	N/A	10/31/2024	11/15/2029	$825,000	$828,889	$843,569	0.9%
Energizer Holdings Inc	Consumer-Products	N/A	N/A	6.50%	N/A	2/2/2024	12/31/2027	$1,250,000	$1,247,612	$1,251,591	1.4%
Great Canadian Gaming Co	Gaming	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	$1,250,000	$1,250,000	$1,279,424	1.4%
Harvest Midstream I Lp	Energy	N/A	N/A	7.50%	N/A	6/27/2024	9/1/2028	$1,200,000	$1,216,033	$1,210,576	1.3%
Howard Midstream Energy	Energy	N/A	N/A	8.88%	N/A	6/27/2024	7/15/2028	$1,200,000	$1,263,533	$1,260,320	1.4%
Ken Garff Automotive Llc	Super Retail	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	$1,300,000	$1,220,958	$1,248,340	1.4%
Ladder Cap Fin Lllp/corp	Homebuilders/Real Estate	N/A	N/A	5.25%	N/A	1/23/2024, 6/17/2024	10/1/2025	$1,250,000	$1,239,553	$1,251,692	1.4%
Lifepoint Health Inc	Healthcare	N/A	N/A	9.88%	N/A	9/10/2024, 9/11/2024	8/15/2030	$1,250,000	$1,357,625	$1,348,325	1.5%
Lightning Power Llc	Utilities	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	$800,000	$809,480	$822,518	0.9%
Mcgraw-hill Education	Publishing/Printing	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024	8/1/2028	$1,400,000	$1,378,177	$1,366,908	1.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	6.00%	N/A	5/21/2024	1/15/2027	$500,000	$493,568	$495,503	0.5%
Nationstar Mtg Hld Inc	Diversified Financial Services	N/A	N/A	5.00%	N/A	6/17/2024	2/1/2026	$500,000	$496,115	$497,362	0.5%
Olympus Wtr Us Hldg Corp	Chemicals	N/A	N/A	7.13%	N/A	6/27/2024	10/1/2027	$1,558,000	$1,568,884	$1,579,829	1.7%
Onesky Flight Llc	Airlines	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024	12/15/2029	$325,000	$325,809	$325,228	0.4%
Owens-brockway	Containers	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	$1,250,000	$1,248,824	$1,244,630	1.3%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (3)	Percentage of Net Assets
Pactiv Evergreen Group	Containers	N/A	N/A	4.00%	N/A	6/17/2024	10/15/2027	$1,300,000	$1,228,192	$1,289,231	1.4%
Penn Entertainment Inc	Gaming	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	$500,000	$485,003	$492,250	0.5%
Prime Healthcare Service	Healthcare	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	$1,000,000	$1,000,000	$972,710	1.1%
Provident Fdg/pfg Fin	Diversified Financial Services	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	$925,000	$931,630	$947,005	1.0%
Rocket Software Inc	Technology	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	$875,000	$875,000	$906,134	1.0%
Rockies Express Pipeline	Energy	N/A	N/A	3.60%	N/A	1/23/2024	5/15/2025	$1,300,000	$1,288,268	$1,286,736	1.4%
Scih Salt Holdings Inc	Chemicals	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	$1,350,000	$1,295,069	$1,269,997	1.4%
Shea Homes Lp/fndg Cp	Homebuilders/Real Estate	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	$1,500,000	$1,436,476	$1,435,582	1.6%
Standard Industries Inc	Building Materials	N/A	N/A	5.00%	N/A	2/7/2024, 10/4/2024	2/15/2027	$1,675,000	$1,642,807	$1,639,211	1.8%
Transdigm Inc	Aerospace/Defense	N/A	N/A	5.50%	N/A	2/15/2024	11/15/2027	$1,275,000	$1,246,290	$1,252,859	1.4%
Univision Communications	Broadcasting	N/A	N/A	6.63%	N/A	2/7/2024	6/1/2027	$1,250,000	$1,236,049	$1,244,965	1.3%
Venture Global Lng Inc	Energy	N/A	N/A	7.00%	N/A	7/22/2024, 7/24/2024, 10/4/2024	1/15/2030	$1,250,000	$1,254,743	$1,268,724	1.4%
Victra Hldg/victra Fin	Super Retail	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	$875,000	$903,201	$914,858	1.0%
Viking Baked Goods Acqui	Food/Beverage/Tobacco	N/A	N/A	8.63%	N/A	11/4/2024	11/1/2031	$450,000	$450,000	$442,060	0.5%
Wash Multifam Acq Inc	Services	N/A	N/A	5.75%	N/A	9/10/2024, 9/11/2024, 10/4/2024	4/15/2026	$1,350,000	$1,342,091	$1,339,534	1.4%
Wr Grace Holding Llc	Chemicals	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024	6/15/2027	$1,700,000	$1,652,564	$1,647,397	1.8%
Total Corporate Bond Investments								$46,100,500	$45,944,978	$46,109,294	50.2%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (3)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4,5)
PSA Worldwide T/L (2)	Diversified Support Services	N/A	-	13.00%	N/A	3/19/2024	3/19/2029	$4,844,193	$4,762,590	$4,912,851	5.3%
Arcline FM Holdings, LLC	Capital Goods	3 Month SOFR USD +4.50%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/23/2028	$673,313	$672,555	$676,585	0.7%
Autokiniton US Holdings, Inc.	Automotive & Auto Parts	1 Month SOFR USD +4.00%	-	8.59%	N/A	9/17/2024, 10/3/2024	4/6/2028	$596,985	$599,066	$592,412	0.6%
Carolina Center for Autism Services, LLC(2)	Health Care Services	N/A	N/A	11.00%	2.00%	11/21/2024	11/21/2029	$5,403,914	$5,275,915	$5,260,688	5.7%
Clydesdale Acquisition Holdings Inc	Containers	1 Month SOFR USD +3.75%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	$827,820	$833,593	$828,698	0.9%
Cushman & Wakefield US Borrower LLC	Homebuilders/Real Estate	1 Month SOFR USD +3.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	$1,000,000	$1,007,179	$1,010,000	1.1%
Dragon Buyer Inc.	Diversified Financial Services	3 Month SOFR USD +3.25%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	$475,000	$472,698	$475,394	0.5%
Fortress Trans & Infrast	Technology	1 Month SOFR USD +3.75%	-	8.09%	N/A	6/24/2024	6/27/2031	$1,197,000	$1,198,405	$1,199,250	1.3%
Guardian Fleet (2)	Transportation Infrastructure	3 Month SOFR USD +9.00%	2.50%	11.99%	1.75%	12/18/2024	2/10/2028	$2,202,162	$2,164,120	$2,142,787	2.3%
Heartland Dental LLC	Healthcare	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	$997,487	$1,001,149	$998,216	1.1%
Kronos Acquisition Holdings Inc.	Consumer-Products	3 Month SOFR USD +4.00%	-	8.59%	N/A	10/10/2024	7/8/2031	$897,750	$857,351	$845,285	0.9%
Madison Safety & Flow LLC	Building Materials	1 Month SOFR USD +3.25%	-	7.84%	N/A	9/19/2024, 10/18/2024	9/26/2031	$274,313	$273,647	$276,112	0.3%
Mauser Packaging Solut	Containers	1 Month SOFR USD +3.50%	-	7.59%	N/A	6/25/2024	4/8/2027	$1,193,939	$1,196,514	$1,201,187	1.3%
Medline Borrower LP	Healthcare	1 Month SOFR USD + 2.25%	-	6.84%	N/A	10/1/2024	10/23/2028	$698,250	$699,515	$700,128	0.8%
MIWD Holdco II LLC	Building Materials	1 Month SOFR USD + 3.00%	-	7.59%	N/A	10/15/2024	3/28/2031	$498,747	$500,555	$503,041	0.5%
Neub 2022-50a Br	Collateralized Debt Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	$500,000	$501,125	$500,985	0.5%
Nvent Thermal LLC	Capital Goods	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024	9/12/2031	$1,033,000	$1,032,210	$1,043,010	1.1%
Rocket Software, Inc.	Technology	1 Month SOFR + 4.25%	-	8.84%	N/A	12/11/2024	11/28/2028	$498,750	$499,979	$501,867	0.5%
Tamko Building Products, LLC	Building Materials	1 Month SOFR USD +3.50%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	$1,492,462	$1,497,878	$1,502,730	1.6%
Thunder Generation Funding LLC	Technology	1 Month SOFR USD +3.00%	-	7.59%	N/A	9/27/2024, 10/8/2024	10/3/2031	$548,625	$545,973	$551,538	0.6%
Verde Purchaser LLC	Containers	3 Month SOFR USD +4.50%	-	9.09%	N/A	6/27/2024	11/29/2030	$1,194,000	$1,194,000	$1,196,734	1.3%
Total Senior Secured Loan Debt Investments								$27,047,710	$26,786,017	$26,919,498	28.9%

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (3)	Percentage of Net Assets
Equity Investments - Preferred Stock
PSA Holdings, LLC(2)	Diversified Support Services	N/A	N/A	8.00%	N/A	3/19/2024	N/A	$495,570	$495,570	$587,865	0.6%
Guardian Fleet Services, Inc.(2)	Transportation Infrastructure	N/A	N/A	4.75%	N/A	12/18/2024	N/A	$1,650,498	$1,650,498	$1,650,498	1.8%
Total Preferred Stock								$2,146,068	$2,146,068	$2,238,363	2.4%

Total Equity Investments									$2,146,068	$2,238,363	2.4%

Warrants
Guardian Fleet	Transportation Infrastructure	N/A	N/A	N/A	N/A	12/18/2024	N/A	$64,153	$-	$-	0.0%
Total Warrants								$64,153	$-	$-	0.0%

Money Market Investments
First American Treasury Obligation Class X	N/A	N/A	N/A	3.66%	N/A	2/1/2024	N/A	$12,119,163	$12,119,163	$12,119,163	13.1%
Short-Term Investments
United States Treasury Bill	N/A	N/A	N/A	4.49%	N/A	11/14/2024	2/25/2025	$8,000,000	$7,946,245	$7,949,600	8.6%
Total Short-Term Investments								$8,000,000	$7,946,245	$7,949,600	8.6%

Total Non-Controlled/Non-Affiliated Investments									$94,942,471	$95,335,918	103.2%

Total Affiliated Investments									$-	$-	0.0%

Total Investments									$94,942,471	$95,335,918	103.2%

Assets in Excess of Other liabilities										(2,946,826)	(3.2)%
Net assets										$92,389,092	100.0%

SOFR  - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 6)

(3)	Unless otherwise noted, represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

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

The Company’s investment activities are managed by Muzinich Direct Lending Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies of the Company on an ongoing basis. Subject to the supervision of the Company’s board of directors (the “Board” or the “Board of Directors”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

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

In March 2024, the Company established a wholly owned subsidiary named Muzinich Corporate Lending Holdings, LLC (the “Subsidiary”), a Delaware limited liability company. The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Subsidiary is consolidated with the Company for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of the periods presented; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of such dates inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote.

The Company separately presents investments in money market funds and U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and 2024, the Company’s cash balances totaled $7,136,024 and $14,916,966, respectively.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023, the Company incurred offering costs of $0, $181,100, and $0, respectively.

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

The Adviser may also engage one or more independent valuation firms to assist in the valuation of the Company’s securities.

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

Payment-in-Kind (“PIK”) Interest

The Company currently holds PIK investments, and expects to hold PIK investments in the future, certain investments in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Identification of Non-Accrual Investments

The Company places a debt investment on non-accrual status when it is determined that the collection of interest is not probable or when the investment is 90 days or more past due as to principal or interest, unless the investment is both well secured and in the process of collection. In addition, the Company may place an investment on non-accrual status earlier if, in the judgment of management and the Board of Directors, the investment has experienced credit deterioration such that the full collection of contractual principal or interest is no longer probable.

When an investment is placed on non-accrual status:

●	Accrued but unpaid interest is reversed against current period interest income.

●	The Company ceases to accrue interest income on the investment.

●	Cash interest payments received, if any, are applied as a reduction of the investment’s amortized cost basis unless management believes collection of principal is probable, in which case cash received may be recognized as interest income on a cash basis.

●	Original issue discount (“OID”) and PIK interest are no longer accrued.

An investment is restored to accrual status when past due principal and interest are brought current and, in management’s judgment, future principal and interest payments are reasonably assured.

Investments on non-accrual status continue to be valued at fair value in accordance with the Company’s valuation policy. The fair value of non-accrual investments may reflect:

●	deterioration in the borrower’s operating performance;

●	changes in market yield assumptions;

●	collateral coverage and enterprise value considerations; and

●	recovery expectations.

Non-accrual status does not, by itself, result in a realized loss. Any changes in fair value are reflected as unrealized appreciation or depreciation in the Consolidated Statement of Operations.

As of December 31, 2025 and December 31, 2024, respectively, there were no debt investments on non-accrual status.

Interest income foregone represents the amount of interest income that would have been recognized during the year. The Company did not recognize any cash interest income on a non-accrual basis during the year ended December 31, 2025.

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

Correction of Prior Period Presentation

In the current year, the Company has separately presented Interest Receivables on the Consolidated Statements of Assets and Liabilities and Consolidated Statement of Cash Flows that was previously recorded within Interest and Other in the consolidated financial statements. Additionally, the Company has separately presented Income from Payment in Kind Interest on the Consolidated Statements of Operations and Consolidated Statement of Cash Flows that was previously recorded within Interest Income on the Consolidated Statement of Operations and within Net Accretion of Discounts and Amortization of Premium on Investments on the Consolidated Statement of Cash Flows. The Company corrected this presentation for 2024.

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

The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed in the Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedules of Investments, and distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis, with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company’s adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Taxation as a RIC

The Company has elected to be treated and intends to qualify annually to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) at least annually to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

To qualify as a RIC under subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company generally must distribute to its stockholders on a timely basis each taxable year at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its net ordinary taxable income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

The Company generally is subject to a nondeductible 4% U.S. federal excise tax if it does not distribute to its stockholders in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. The Company’s federal tax years 2023, 2024, and 2025 remain subject to examination by the Internal Revenue Service and the State of Delaware.

In March 2024, the Company established the Subsidiary to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Subsidiary is consolidated with the Company for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

During the year ended December 31, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479
November 7, 2025	November 19, 2025	$14.32	$1,354,745
December 29, 2025	January 16, 2026	$10.94	$1,035,781

During the year ended December 31, 2024, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727
November 7, 2024	November 21, 2024	$4.70	$431,296
December 27, 2024	January 9, 2025	$9.14	$839,075

During the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company did not declare any distributions.

The tax character of distributions paid during the years ended December 31, 2025 and December 31, 2024 was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Distributions paid from:
Ordinary Income	$5,318,338	$2,553,666
Long Term Capital Gains(1)	-	-
Total Distributions Paid	$5,318,338	$2,553,666

(1)	Designated as long-term capital gain dividend pursuant to Section 852(b)(3) of the Code.

Components of net assets, tax costs, and the tax status of distributions are determined at year-end. As of December 31, 2025 and December 31, 2024, the Company’s components of total distributable (accumulated) earnings/(losses) on a tax basis were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Undistributed Ordinary Income—net	$448,528	$332,068
Total Undistributed Earnings	$448,528	$332,068
Capital Loss Carryforward
Perpetual Short-Term	(78,308)	-
Timing Differences (Organizational Costs/Other)	(264,460)	(222,203)
Unrealized Earnings (Losses)—net	1,404,508	393,447
Total Distributable (accumulated) earnings/(losses)	$1,510,268	$503,312

As of December 31, 2025 and December 31, 2024, the cost of investments for the Company for tax purposes was $86,632,872 and $82,823,308, respectively. A reconciliation of the tax cost of the Company’s investments and the fair value of the Company’s investments as of December 31, 2025, and December 31, 2024 is presented as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Tax cost	$86,632,872	$82,823,308
Gross unrealized appreciation on investments	1,895,657	716,130
Gross unrealized depreciation on investments	(491,149)	(322,683)
Total investments at fair value	$88,037,380	$83,216,755

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2025 and December 31, 2024 was primarily due to a reclassification of non-deductible fund expenses to additional paid-in capital. For the years ended December 31, 2025 and 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Additional paid-in capital	$4,621	$(206,429)
Total distributable earnings	$4,621	$(206,429)

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

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. As of December 31, 2025, 2024, and 2023, the total organizational and offering fees incurred by the Company were $0, $297,446, and $0, respectively.

Base Management Fee

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

Pursuant to a fee waiver letter (the “Fee Waiver Letter”), on December 26, 2025, the Adviser voluntarily agreed to reduce its Base Management Fee payable from the annual rate of 1.25% of the value of the Company’s net assets to an annual rate of 0.95% of the value of the Company’s net assets for the fiscal quarters ended December 31, 2025 and ending March 31, 2026. The Company will recommence paying the Adviser a Base Management Fee consistent with the existing terms of the Investment Advisory Agreement on April 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the Fee Waiver Letter.

For the years ended December 31, 2025 and 2024, and for the period from September 8, 2023 (commencement of operations) to December 31, 2023, the Company incurred Base Management Fees of $1,194,752, $856,238, and $0, respectively. During those periods, the Adviser voluntarily waived $73,282, $0, and $0, respectively, of such Base Management Fees.

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

For the years ended December 31, 2025 and December 31, 2024, and for the period from September 8, 2023 (commencement of operations) to December 31, 2023, the Company incurred Incentive Fees of $104,996, $74,854, and $0, respectively.

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

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser, will not be liable to the Company, any of its subsidiaries, its directors, its stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to the Company under the Investment Advisory Agreement.

Reimbursement of Certain Expenses

During the years ended December 31, 2025 and 2024, and for the period from September 8, 2023 (commencement of operations) to December 31, 2023, Muzinich & Co. paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich & Co. for the costs paid on the Company’s behalf. As of December 31, 2025, 2024 and 2023, the total costs reimbursable to Muzinich & Co. were $16,816, $36,257, and $0, respectively, and are disclosed within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of December 31, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

As of December 31, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 100.0% of the outstanding shares of the Company.

As of December 31, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 100.0% of the outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the years ended December 31, 2025 and December 31, 2024, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, the Company had $898,605 and $2,310,698, respectively, in unfunded commitments to provide debt financing to its portfolio companies, as shown in the table below:

	Expiration Date	As of December 31, 2025	As of December 31, 2024
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	$898,605	2,310,698
Total fair value of unfunded commitments		$898,605	2,310,698

As of both December 31, 2025 and December 31, 2024, there were no outstanding capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities that are not reflected therein.

As of December 31, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$40,723,252	$41,486,860	$45,944,978	$46,109,294
Senior Secured Loan Debt Instruments	42,778,592	43,344,626	26,786,017	26,919,498
Equity Investments – Preferred Stock	3,131,028	3,197,792	2,146,068	2,238,363
Short-Term Investments	-	-	7,946,245	7,949,600
Money Market Funds	6,217,008	6,217,008	-	-
Warrants	-	8,102	-	-
Total Investments	$92,849,880	$94,254,388	$82,823,308	$82,216,755

100% of the Company’s investments as of both December 31, 2025 and 2024 were within the United States. The industry composition of the Company’s investments based on fair value as a percentage of net assets as of December 31, 2025 and 2024 was as follows (excluding short-term investments):

Industry	December 31, 2025	December 31, 2024
Transportation Excluding Air/Rail	13.6%	0.0%
Transportation Infrastructure	11.0%	4.1%
Health Care Services	7.3%	5.7%
Diversified Financial Services	4.8%	4.9%
Building Materials	4.8%	4.2%
Chemicals	4.6%	4.9%
Diversified Support Services	4.5%	6.0%
Technology	4.2%	4.7%
Services	4.2%	2.8%
Homebuilders/Real Estate	3.5%	5.3%
Containers	3.4%	6.2%
Super Retail	3.2%	2.5%
Utilities	2.9%	1.8%
Publishing/Printing	2.8%	1.5%
Energy	2.7%	9.4%
Consumer Products	2.7%	2.3%
Healthcare	2.6%	4.4%
Airlines	2.0%	1.3%
Capital Goods	1.8%	1.9%
Railroads	1.1%	0.0%
Gaming	1.2%	1.9%
Automotive & Auto Parts	0.5%	0.6%
Collateralized Debt Obligation	0.5%	0.5%
Insurance	0.5%	0.0%
Metals/Mining	0.5%	0.0%
Broadcasting	0.5%	1.4%
Food/Beverage/Tobacco	0.1%	0.5%
Aerospace/Defense	0.0%	1.4%
Leisure	0.0%	1.3%
Total	91.5%	81.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of December 31, 2025 and December 31, 2024:

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$41,486,860	$-	$41,486,860
Senior Secured Loan Debt Instruments	-	23,583,181	19,761,445	43,344,626
Equity Investments - Preferred Stock	-	-	3,197,792	3,197,792
Money Market Funds	6,217,008	-	-	6,217,008
Warrants	-	-	8,102	8,102
Total	$6,217,008	$65,070,041	$22,967,339	$94,254,388

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$46,109,294	$-	$46,109,294
Senior Secured Loan Debt Instruments	-	14,603,172	12,316,326	26,919,498
Equity Investments - Preferred Stock	-	-	2,238,363	2,238,363
Short-Term Investments	-	7,949,600	-	7,949,600
Total	$-	$68,662,066	$14,554,689	$83,216,755

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the years ended December 31, 2025 and December 31, 2024:

	For the year ended	For the year ended
	December 31,	December 31,
Senior Secured Loan Debt Instruments	2025	2024
Fair value, beginning of year	$12,316,326	$-
Purchases of investments	18,580,711	12,302,530
Proceeds from principal pre-payments and sales of investments	(1,124,619)	(97,720)
Net realized gain (loss)	15,855	1,992
Net change in unrealized appreciation/(depreciation)	455,722	91,819
Net accretion of discount on investments	102,396	3,921
Payment-in-kind	234,167	13,784
Transfers into (out of) Level 3	-	-
Fair value, end of year	$30,580,558	$12,316,326

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Preferred Stock	2025	2024
Fair value, beginning of year	$2,238,363	$-
Purchases of investments	984,960	2,146,068
Proceeds from principal pre-payments and sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(25,531)	92,295
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$3,197,792	$2,238,363

Warrants	For the year ended December 31, 2025	For the year ended December 31, 2024
Fair value, beginning of year	$-	$-
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	8,102	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$8,102	$-

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to Level 3 assets that were still held by the Company as of December 31, 2025 and December 31, 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2025	For the year ended December 31, 2024
Senior Secured Loan Debt Instruments	$455,722	$91,819
Equity Investments - Preferred Stock	(25,531)	92,295
Warrants	8,102	-
Total	$438,293	$184,114

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments (Non-Liquid)(1)	$30,580,558	Discounted cash flow	Discount rate	7.41% - 11.10%	9.24%
Equity Investments - Preferred Stock	$3,197,792	Market approach	EBITDA multiples	5.36x – 7.85x	7.05x
Equity Investments - Warrants	$8,102	Market approach	EBITDA multiples	7.85x	7.85x
Total	$33,786,452

(1)	Privately held assets without available third-party pricing or trading information.

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments(1)	$4,912,851	Discounted cash flow	Discount rate	7.03%	7.03%
Senior Secured Loan Debt Instruments(1)	$7,403,475	Recent Transaction Price(2)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$587,865	Market approach	EBITDA multiples	6.04x	6.04x
Equity Investments - Preferred Stock	$1,650,498	Recent Transaction Price(2)	N/A	N/A	N/A
Total	$14,554,689

(1)	Privately held assets without available third-party pricing or trading information.

(2)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

7. Net Assets

Common Stock Issuances

During the year ended December 31, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the Distribution Reinvestment Plan, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.10	$2,500,000

During the year ended December 31, 2024, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the Distribution Reinvestment Plan, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 19, 2024	72,000.00	$72,000,000
October 1, 2024	19,710.45	$20,000,000

During the period from September 8, 2023 (commencement of operations) through December 31, 2023, the Company had the following Common Stock issuances:

Date	Shares issued and sold	Aggregate purchase price
September 8, 2023	1.0	$1,000

Distributions

During the year ended December 31, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479
November 7, 2025	November 19, 2025	$14.32	$1,354,745
December 29, 2025	January 16, 2026	$10.94	$1,035,781

During the year ended December 31, 2024, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$8.23	$592,568
August 8, 2024	August 19, 2024	$9.59	$690,727
November 7, 2024	November 21, 2024	$4.70	$431,296
December 27, 2024	January 9, 2025	$9.14	$839,075

The Company did not declare any distributions during the period from September 8, 2023 (commencement of operations) through December 31, 2023.

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

The following table reflects the shares issued under the DRP to participants during the year ended December 31, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.57
March 21, 2025	April 3, 2025	28.26
May 13, 2025	May 20, 2025	104.04
August 7, 2025	August 19, 2025	115.84
November 7, 2025	November 19, 2025	116.57

The following table reflects the shares issued under the DRP to participants during the year ended December 31, 2024:

Record Date	Issuance Date	Shares Issued
May 9, 2024	May 20, 2024	24.72
August 8, 2024	August 19, 2024	28.92
November 7, 2024	November 21, 2024	37.14

The Company did not declare any distributions during the period from September 8, 2023 (commencement of operations) through December 31, 2023; accordingly, no shares were issued under the DRP during such time.

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2025, 2024, and 2023, there were no dilutive shares outstanding.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) to December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) to December 31, 2023
Net increase (decrease) in net assets resulting from operations	$6,329,915	$2,850,549	$-
Weighted average common shares of common stock outstanding – basic and diluted	94,490.6	73,393.8	1.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$66.99	$38.84	$-

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the years ended December 31, 2025 and December 31, 2024 and the period from September 8, 2023 (commencement of operations) through December 31, 2023. The per common share data has been derived from information provided in the consolidated financial statements.

	For the Year ended December 31, 2025	For the Year ended December 31, 2024	For the period from September 8, 2023 (commencement of operations) through December 31, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,006.39	1,000.00	1,000.00

Results of Operations:
Net Investment Income (Loss)(1)	57.12	31.70	-
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	9.90	6.45	-
Net Increase (Decrease) in Net Assets Resulting from Operations	67.02	38.15	-

Distributions to Common Stockholders
Distributions from Net Investment Income	(56.26)	(31.66)	-
Net Decrease in Net Assets Resulting from Distributions	(56.26)	(31.66)	-

Capital Share Transactions
Issuance of Common Stock(2)	-	(0.10)	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	(0.10)	-

Net Asset Value, End of Year/Period	$1,017.15	1,006.39	1,000.00

Shares Outstanding, End of Year/Period	94,721.62	91,802.24	1.00

Ratio/Supplemental Data
Net assets, end of year/period	$96,346,512	92,389,092	1,000
Weighted-average shares outstanding(3)	94,490.6	73,393.8	1.0
Total Return(4)	6.74%	3.84%	0.00%
Portfolio turnover	42.45%	109.16%	0.00%
Ratio of total expenses to average net assets with reimbursement	2.55%	6.11%	0.00%
Ratio of total expenses to average net assets without reimbursement	2.62%	6.11%	0.00%
Ratio of net investment income (loss) to average net assets	5.64%	3.75%	0.00%

(1)	The per common share data was derived using weighted average shares outstanding.

(2)	Represents offering costs charged to paid-in capital.
(3)	Calculated for the years ended December 31, 2025 and 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023.
(4)	Total return is based upon the change in NAV per share between the opening and ending NAV per share and the issuance of Common Stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return does not include a sales load.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2025, except as disclosed below.

Investment Activity

On January 30, 2026, the Company entered into a term loan with Sisu Energy & Environmental, LLC, in the amount of $6,480,000, and a preferred equity co-investment in the amount of $648,000.

On February 26, 2026, the Company entered a term loan with Carolina Beverage Group, LLC, in the amount of $995,000.

Leadership Transition

On March 23, 2026, each of Jeffrey Youle, the Company’s Chief Executive Officer, and Paul Fehre, the Company’s Chief Financial Officer and Treasurer, informed the Board that they were stepping down as Chief Executive Officer and Chief Financial Officer and Treasurer, respectively, effective April 1, 2026. Neither Mr. Youle nor Mr. Fehre expressed any disagreement on any matter relating to the Company’s operations, policies or practices. Both of Messrs. Youle and Fehre will continue to serve as members of the Board and as a Senior Adviser and Chief Operating Officer of Muzinich & Co., respectively, and Mr. Fehre will continue to serve as Chairperson of the Board.

Also on March 23, 2026, the Board approved resolutions effectuating a leadership transition plan for the Company. The Board appointed Cheryl Rivkin, the Company’s Secretary, to succeed Mr. Youle as Chief Executive Officer, effective April 1, 2026. In connection with the foregoing, Ms. Rivkin resigned from her position as Secretary, effective April 1, 2026. In addition, the Board appointed Jens Ernberg, Co-Head of U.S. Private Debt at Muzinich & Co., to serve as the Company’s President; Rocco DelGuercio, Director of Finance for Private Debt at Muzinich & Co., to succeed Mr. Fehre as the Company’s Chief Financial Officer and Treasurer; and Susan Cohen, a Manager on the Client Services Team at Muzinich & Co., to succeed Ms. Rivkin as the Company’s Secretary, each effective April 1, 2026.

There is no arrangement or understanding between any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen and the Company or any other person or entity pursuant to which any of them were appointed to their respective positions, and there are no current or proposed transactions between the Company and any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen, or any of their respective immediate family members, that would require disclosure under Item 404(a) of Regulation S-K.

For more information regarding the foregoing appointments, reference is made to the Current Report on Form 8-K the Company filed on March 25, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Due to our status as an “emerging growth company” under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

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

Information regarding the Directors is as follows:

Name	Age	Position(s) held with the Company	Length of Time Served	Expiration of Term
Independent Directors:
Kathleen T. Barr	70	Director	Director since 2023	2026
Eric W. Falkeis	52	Director	Director since 2023	2027
Steven J. Paggioli	75	Director	Director since 2023	2028
Interested Directors:
Paul Fehre	63	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	Director and officer since 2023	2027
Jeffrey Youle	66	Director, Chief Executive Officer	Director and officer since 2023	2028

The address for each Director is c/o Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, New York 10022.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Cheryl Rivkin	56	Secretary	2023

The address for each Executive Officer who is not a Director is c/o Muzinich Corporate Lending Income Fund, Inc., 450 Park Avenue, New York, New York 10022.

Biographical Information

Directors

The Board is divided into two groups—Independent Directors and interested directors. Interested directors are “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as former Chair and current member of the Governing Council for the Independent Directors Council and a member of the Investment Company Institute Board of Governors. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board of Muzinich BDC, Inc. and serves as chair of the boards of William Blair Funds and Professionally Managed Portfolios. Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh. We believe Ms. Barr’s significant experience with the leadership and management of registered investment companies like us brings important and valuable skills to our Board.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and with financial, accounting, investment, and regulatory matters. He previously served as Senior Vice President and Chief Financial Officer, as well as in other roles, at U.S. Bancorp Fund Services, LLC, a full-service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Operating Officer and Co-Founder of Tidal Financial Group (2023 to present), having previously served as its Chief Growth Officer (2022 to 2023), and as Chief Executive Officer of Tidal ETF Services LLC (2018 to present). He has extensive experience consulting with investment advisers on the legal structure, distribution strategy, marketing, and distribution of investment companies. Mr. Falkeis also has significant managerial, operational, and risk oversight experience through his prior service as President, Chief Operating Officer, and Trustee of the Direxion Funds and Direxion Exchange-Traded Funds (2013 to 2018). He currently serves on the board of directors of Muzinich BDC, Inc., and Professionally Managed Portfolios and serves as an interested Trustee and Chairman of Tidal Trust I, II, III, IV, and V. Mr. Falkeis holds a Bachelor of Science degree in Accounting from Marquette University and is a Certified Public Accountant. We believe that Mr. Falkeis’ extensive experience in the financial services industry provides valuable expertise and perspective to our Board.

Steven J. Paggioli. Mr. Paggioli has substantial experience in the investment company and investment advisory industries and currently serves as an independent consultant on investment company and investment advisory matters. He previously held a number of senior positions with investment company and investment advisory organizations and related businesses, including serving as Executive Vice President, Director, and Principal of The Wadsworth Group, a provider of fund administration, distribution, transfer agency, and accounting services, from 1986 to 2001. Mr. Paggioli has also served on the boards of several investment management companies and advisory firms, as well as on various industry association and self-regulatory committees, and formerly served on the staff of the Securities and Exchange Commission. In addition to his role as a director of the Company, Mr. Paggioli currently serves on the boards of Muzinich BDC, Inc. and Professionally Managed Portfolios. He previously served as a Trustee of AMG Funds and as a member of the Board of Governors of the Investment Company Institute and the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law. We believe that Mr. Paggioli’s extensive experience with investment companies and investment advisers provides valuable insight and expertise to our Board.

Interested Directors

Paul Fehre. Mr. Fehre was appointed as the Company’s Chief Financial Officer and Treasurer in July 2023, and was elected as a Director and Chairperson of the Board that same month. Mr. Fehre currently serves on the Board of Directors of Muzinich & Co. and as its Chief Operating Officer, as well as the Chairperson of the Board, Chief Financial Officer and Treasurer of Muzinich BDC, Inc. Prior to joining Muzinich & Co. in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at CNA Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation. We believe that Mr. Fehre’s significant operational, accounting and managerial experience brings important and valuable skills to our Board.

Jeffrey Youle. Mr. Youle was appointed as the Company’s Chief Executive Officer in July 2023. Mr. Youle is Muzinich & Co.’s Co-Head of U.S. Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies. Mr. Youle currently serves as a Director of Muzinich BDC, Inc., in addition to serving as Chief Executive Officer and President of that company. Prior to joining Muzinich & Co., he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst other senior positions. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan. We believe Mr. Youle’s significant experience with investments in the private debt and equity of middle market companies brings important and valuable skills to our Board.

Executive Officers who are not Directors

Cheryl Rivkin. Ms. Rivkin was appointed as our Secretary in July 2023. Ms. Rivkin currently serves on the Board of Directors of Muzinich & Co. and also as its Chief Administrative Officer. She also serves as the Secretary of Muzinich BDC, Inc. Prior to joining Muzinich & Co. in 2003, Ms. Rivkin was a Vice President at GSC Partners, a US and U.K.-based investment adviser specializing in corporate debt including distressed and mezzanine debt, as well as structured products. Previously, she served as a Director for distressed debt and equity hedge fund investment adviser, Morgens, Waterfall, Vintiadis & Co., Inc. Ms. Rivkin earned a B.A., magna cum laude and Phi Beta Kappa, from Mount Holyoke College where she was a Sarah Williston Scholar, and an M. Phil. in Modern Middle Eastern Studies from Oxford University where she was a Marshall Scholar focusing on development economics and oil policy.

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

Code of Ethics

We and the Adviser have jointly adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions, including securities that may be purchased or held by us. We have also adopted the SOX Code, which applies to the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and, among other things, requires ethical and honest conduct and governs conflicts of interest. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the applicable code’s requirements.

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

Compensation of Independent Directors

Each Independent Director is compensated with an annual fee of $60,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson of the Board and Committee Chairs may receive additional compensation for their services. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth the compensation of our Independent Directors for the fiscal year ended December 31, 2025.

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

Compensation Committee Interlocks and Insider Participation Committee

During the fiscal year ended December 31, 2025, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2026, the beneficial ownership of each of our directors, executive officers, each person known to us to beneficially own 5% or more of our outstanding shares of Common Stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	-	-%
Paul Fehre	-	-
Independent Directors	-	-
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	-	-%
5% Holders
FCCI Insurance Company(3)	50,000.00	52.79%
Medical Mutual Insurance Company of North Carolina(4)	9,855.23	10.40%
Gleaner Life Insurance Society(5)	6,000.00	6.33%
Central States Health & Life Co. of Omaha(6)	5,000.00	5.28%
American Coastal Insurance Corporation(7)	4,927.61	5.20%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 94,721.62 shares of Common Stock issued and outstanding on March 27, 2026.

(3)	The address of FCCI Insurance Company is 6300 University Parkway, Sarasota, FL 34240.

(4)	The address of Medical Mutual Insurance Company of North Carolina is 700 Spring Forest Road, STE 400, Raleigh, NC 27609.

(5)	The address of Gleaner Life Insurance Society is 5200 West US Highway 223, Adrian, MI 49221.

(6)	The address of Central States Health & Life Co. of Omaha is 1212 N. 96th St., Omaha, NE 68114.

(7)	The address of American Coastal Insurance Corporation is 570 Carillon Parkway, Suite 100, Saint Petersburg, FL 33716.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 27, 2026.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jeffrey Youle	None
Paul Fehre	None
Independent Directors
Kathleen T. Barr	None
Eric W. Falkeis	None
Steven J. Paggioli	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

From time to time, Muzinich may, but is not obligated to, offer co-investment opportunities to stockholders and/or other third parties, which it may select in its sole discretion, either directly or through partnerships, joint ventures or other similar entities or arrangements. Any opportunity to participate in a co-investment will be subject to the Adviser’s allocation policy and applicable regulatory requirements. There is no guarantee that stockholders will be offered co-investment opportunities, and no stockholder has the right to participate in any co-investment opportunity. To the extent co-investment opportunities arise, co-investment opportunities may, and likely would, be offered to some and not other investors, in the sole discretion of the Adviser or its related persons and the Adviser has no obligation to offer a similar opportunity to any other investor. In determining to offer any co-investment opportunity in a specific investment, the Adviser will generally first determine the appropriate amount of such investment to be allocated to the Adviser’s clients, before allocating any portion of such portfolio investment to one or more co-investors.

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

Advisory Agreement

We are party to the Advisory Agreement with our Adviser, pursuant to which we will pay our Adviser fees for investment management services consisting of the Base Management Fee and Incentive Fees. This fee structure may create an incentive for our Adviser to invest in certain types of securities. Additionally, we rely on investment professionals from our Adviser to assist our Board of Directors with the valuation of our portfolio investments. During the fiscal years ended December 31, 2025 and 2024, the Adviser incurred Base Management Fees of $1,194,752 and $856,238, respectively, $73,282 and $0 of which, respectively, were subject to waiver under the Fee Waiver Letter. In addition, during the fiscal years ended December 31, 2025 and 2024, the Adviser incurred Incentive Fees of $104,996 and $74,854, respectively.

Administration Agreement and Fund Accounting Agreement

We have entered into the Administration Agreement with U.S. Bank, pursuant to which the Administrator provides administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Agreement, respectively. During the fiscal years ended December 31, 2025 and 2024, the Administrator incurred $153,015 and $83,636, respectively, in fees under the Administration Agreement. In addition, during the fiscal years ended December 31, 2025 and 2024, U.S. Bank incurred $110,071 and $59,310, respectively, in fees under the Fund Accounting Agreement.

Placement Agent Agreement

We are party to the Placement Agent Agreement with the Placement Agent, pursuant to which the Placement Agent provides certain services to us in connection with Private Offerings. The Placement Agent is an affiliate of the Adviser. We will pay all expenses associated with the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement. During the fiscal years ended December 31, 2025 and 2024, the Placement Agent incurred $0 and $181,100, respectively, in fees under the Placement Agent Agreement.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the BDC or any of its affiliates.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the Board of Directors have selected Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm for the year ending December 31, 2026.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte for professional services performed for our fiscal years ended December 31, 2025 and December 31, 2024:

Service:	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit Fees(1)	$175,500	$158,500
Audit-Related Fees	-	-
Tax Fees(1)	36,868	3,640
All Other Fees	-	-
Total Fees:	$212,368	$162,140

(1)	During the fiscal years ended December 31, 2025 and December 31, 2024, Deloitte billed an aggregate of $36,868 and $3,640, respectively, in non-audit fees for services rendered to us.

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

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to ensure that the provision of such service does not impair the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Consolidated Financial Statements

(1) The following consolidated financial statements are set forth in Item 8 of Part II:

Page
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31,2024	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2025 and December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2025, December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, December 31, 2024 and for the period from September 8, 2023 (commencement of operations) through December 31, 2023	F-6
Consolidated Schedules of Investments as of December 31, 2025, 2024	F-7
Notes to Consolidated Financial Statements	F-17

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, dated July 5, 2023 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-01659) filed with the SEC on March 29, 2024).
10.1	Investment Advisory Agreement, dated September 14, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and Muzinich Direct Lending Adviser, LLC (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.2	Administration Servicing Agreement, dated September 7, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.3	Custody Agreement, dated September 7, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.4	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File No. 814-01659) filed with the SEC on November 12, 2024).
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.6	Trademark License Agreement, dated September 14, 2023, by and between Muzinich & Co., Inc. and Muzinich Corporate Lending Income Fund, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023).
10.7	Placement Agent Agreement, dated September 14, 2023, between Muzinich Corporate Lending Income Fund, Inc. and Muzinich Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 814-01659) filed with the SEC on March 28, 2025).
10.8	Fund Accounting Agreement, dated September 7, 2023, by and between Muzinich Corporate Lending Income Fund, Inc. and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 814-01659) filed with the SEC on March 28, 2025).
10.9	Fee Waiver Letter, dated December 26, 2025, by and between Muzinich Corporate Lending Income Fund, Inc. and Muzinich Direct Lending Adviser, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01659) filed with the SEC on December 29, 2025).
14.1	Code of Ethics*

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 814-01659) filed with the SEC on March 28, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01659) filed with the SEC on March 28, 2025).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich Corporate Lending Income Fund, Inc.

Date: March 27, 2026	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2026	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 27, 2026.

/s/ Paul Fehre
Paul Fehre
Chairperson of the Board of Directors, Chief Financial Officer and Treasurer

/s/ Jeffrey Youle
Jeffrey Youle
Director and Chief Executive Officer

/s/ Kathleen T. Barr
Kathleen T. Barr
Director and Chairperson of the Governance and Nominating Committee

/s/ Eric W. Falkeis
Eric W. Falkeis
Director and Chairperson of the Audit Committee

/s/ Steven J. Paggioli
Steven J. Paggioli
Director