Form 10-Q
period 2026-03-31
Muzinich Corporate Lending Income Fund, Inc.
filed 2026-05-13
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The issuer had 99,705.40 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2026.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended March 31, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $97,060,981 and $86,632,872, respectively)	$97,440,535	$88,037,380
Cash and cash equivalents	854,731	7,136,024
Receivables:
Interest	653,137	666,256
Sales of investments	-	2,201,509
Total Assets	$98,948,403	$98,041,169

Liabilities:
Management fees payable	457,750	232,061
Professional fees payable	228,456	156,072
Securities purchased payable	1,146,305	-
Incentive fees payable	39,293	163,644
Distributions payable	-	1,035,781
Accrued other general and administrative expenses	201,780	107,099
Total Liabilities	$2,073,584	$1,694,657

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized, 94,811.88 shares issued and outstanding as of March 31, 2026 and 1,000,000 shares authorized, 94,721.62 shares issued and outstanding as of December 31, 2025	94	94
Additional paid-in capital	94,928,613	94,836,150
Total distributable (accumulated) earnings (losses)	1,946,112	1,510,268
Total Net Assets	$96,874,819	$96,346,512
Total Liabilities and Net Assets	$98,948,403	$98,041,169
Net Asset Value Per Share	$1,021.76	$1,017.15

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$1,816,053	1,797,005
Income from payment-in-kind interest	72,832	36,699
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	1,888,885	1,833,704
Total Investment Income	1,888,885	1,833,704

Expenses:
Management fees	296,958	284,761
Professional fees	78,295	146,883
Directors’ fees and expenses	45,000	45,000
Purchased accrued interest expense	-	28,104
Incentive fees expense	-	30,690
Other general and administrative expenses	104,525	82,487
Total Expenses	524,778	617,925
Waiver of base management fees	(71,270)	-
Total Net Expenses	453,508	617,925
Net Investment Income	1,435,377	1,215,779
Net realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on investments
Net realized gains/(losses) on investments:
Non-controlled/non-affiliated investments	25,421	36,433
Total net realized gains/(losses) on investments	25,421	36,433
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	(1,024,954)	285,101
Total net change in unrealized appreciation/(depreciation) on investments	(1,024,954)	285,101
Total net realized gains/(losses) and change in unrealized appreciation/(depreciation) on investments	(999,533)	321,534
Net Increase/(decrease) in Net Assets Resulting from Operations	$435,844	1,537,313
Basic and diluted net increase in net assets resulting from operations per common share	$4.60	16.30
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	94,796.84	94,322.87

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$1,435,377	$1,215,779
Total net realized gains/(losses)	25,421	36,433
Total net change in unrealized appreciation/(depreciation)	(1,024,954)	285,101
Net Increase (Decrease) in Net Assets Resulting from Operations	435,844	1,537,313

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-	(331,664)
Decrease in Net Assets Resulting from Stockholder Distributions	-	(331,664)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of common shares	-	2,500,000
Dividends and distributions reinvested	92,463	73,288
Net Increase in Net Assets Resulting from Capital Stock Transactions	92,463	2,573,288
Total Increase in Net Assets	528,307	3,778,937
Net Assets, Beginning of Period	96,346,512	92,389,092
Net Assets, End of Period	$96,874,819	$96,168,029
Net Asset Value per Share	$1,021.76	$1,019.19
Common Shares Outstanding at the End of the Period	94,811.88	94,356.90

Dividend Distribution per Share	$0.00	$3.52

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from operations	$435,844	$1,537,313

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	1,024,954	(285,101)
Net realized (gains)/losses on investments	(25,421)	(36,433)
Net amortization of premium (accretion of discount)	595,081	49,009
Net income from payment-in-kind interest	(72,832)	(36,699)
Purchases and drawdowns of investments	(29,263,263)	(15,826,036)
Sales and maturities of and principal paydowns on investments	18,338,326	20,307,734
Changes in operating assets and liabilities:
Receivables - interest	13,119	483,113
Receivables - sale of investments	2,201,509	-
Management fees payable	225,689	284,761
Professional fees payable	72,384	51,317
Securities purchased payable	1,146,305	(2,298,280)
Incentive fees payable	(124,351)	30,690
Accrued other general and administrative expenses	94,681	75,226
Net cash provided by (used in) operating activities	(5,337,975)	4,336,614
Cash Flows from Financing Activities:
Distributions (Net of Change in Distributions Payable)	(943,318)	(765,784)
Changes in advance share subscription amount	-	(2,500,000)
Proceeds from issuance of common shares	-	2,500,000
Net cash provided by (used in) financing activities	(943,318)	(765,784)
Net increase/(decrease) in cash and cash equivalents	(6,281,293)	3,570,830
Cash and cash equivalents, beginning of period	7,136,024	14,916,966
Cash and cash equivalents, end of period	$854,731	$18,487,796

Supplemental Information
Dividends reinvested	$92,463	$73,288

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited)

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments(3)
Airlines
American Airlines Inc.	Corporate Bond	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	139,583	$138,362	$139,635	0.1%
Onesky Flight, LLC	Corporate Bond	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	1,500,000	1,550,056	1,548,026	1.6%
Total Airlines									$1,688,418	$1,687,661	1.7%

Automotive & Auto Parts
Tenneco Inc.	Corporate Bond	N/A	N/A	8.00%	N/A	12/10/2025	11/17/2028	500,000	$500,917	$498,036	0.5%
Total Automotive & Auto Parts									$500,917	$498,036	0.5%

Building Materials
Standard Industries Inc.	Corporate Bond	N/A	N/A	4.38%	N/A	12/19/2025	7/15/2030	500,000	$483,145	$471,092	0.5%
New Enterprise Stone & Lime Co.	Corporate Bond	N/A	N/A	5.25%	N/A	8/28/2025, 10/10/2025	7/15/2028	2,000,000	1,994,766	1,970,155	2.0%
Total Building Materials									$2,477,911	$2,441,247	2.5%

Broadcasting
Univision Communications Inc.	Corporate Bond	N/A	N/A	8.00%	N/A	12/19/2025	8/15/2028	500,000	$514,779	$506,967	0.5%
Total Broadcasting									$514,779	$506,967	0.5%

Cable/Satellite TV
Midcontinent Communications	Corporate Bond	N/A	N/A	8.00%	N/A	3/6/2026	8/15/2032	500,000	$475,589	$465,209	0.5%
Total Cable/Satellite TV									$475,589	$465,209	0.5%

Consumer Products
Energizer Holdings, Inc.(8)	Corporate Bond	N/A	N/A	4.75%	N/A	12/10/2025	6/15/2028	1,500,000	$1,483,437	$1,476,513	1.5%
Masterbrand, Inc.(8)	Corporate Bond	N/A	N/A	7.00%	N/A	3/6/2026	7/15/2032	500,000	500,913	488,349	0.5%
Total Consumer Products									$1,984,350	$1,964,862	2.0%

Chemicals
Olympus Water US Holdings Corp.	Corporate Bond	N/A	N/A	4.25%	N/A	6/27/2024, 12/10/2025	10/1/2027	200,000	$193,242	$191,045	0.2%
SCIH Salt Holdings Inc.	Corporate Bond	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	1,350,000	1,314,350	1,334,739	1.4%
Total Chemicals									$1,507,592	$1,525,784	1.6%

Containers
Owens-Brockway Packaging Inc.(8)	Corporate Bond	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	1,250,000	$1,249,426	$1,252,520	1.3%
Total Containers									$1,249,426	$1,252,520	1.3%

Diversified Financial Services
APH Somerset Investor 2 LLC	Corporate Bond	N/A	N/A	7.88%	N/A	8/28/2025	11/1/2029	700,000	$726,086	$629,496	0.6%
Provident Funding Associates Ltd	Corporate Bond	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	925,000	929,648	946,823	1.0%
Azorra Finance Ltd	Corporate Bond	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	1,250,000	1,250,000	1,287,363	1.3%
DCLI Bidco LLC	Corporate Bond	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	1,125,000	1,139,681	1,141,756	1.2%
Total Diversified Financial Services									$4,045,415	$4,005,438	4.1%

Energy
Tallgrass Energy Partners LP	Corporate Bond	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	1,000,000	$988,756	$994,664	1.0%
Ascent Resources Utica Holding	Corporate Bond	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	1,100,000	1,100,000	1,115,635	1.2%
Rockies Express Pipeline LLC	Corporate Bond	N/A	N/A	4.80%	N/A	12/10/2025	5/15/2030	500,000	490,363	479,439	0.5%
Total Energy									$2,579,119	$2,589,738	2.7%

Gaming
Penn Entertainment, Inc.(8)	Corporate Bond	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	500,000	$493,941	$499,808	0.5%
Rivers Enterprise Borrower LLC	Corporate Bond	N/A	N/A	6.25%	N/A	12/10/2025	10/15/2030	500,000	506,970	498,651	0.5%
Total Gaming									$1,000,911	$998,459	1.0%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Healthcare
Prime Healthcare Services Inc.	Corporate Bond	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	325,000	$325,000	$337,093	0.3%
US Acute Care Solutions LLC	Corporate Bond	N/A	N/A	9.75%	N/A	8/28/2025, 12/19/2025	5/15/2029	1,000,000	1,004,631	966,595	1.0%
Paradigm Parent LLC	Corporate Bond	N/A	N/A	8.75%	N/A	3/6/2026	4/17/2032	300,000	264,260	266,413	0.3%
Star Parent, Inc.	Corporate Bond	N/A	N/A	9.00%	N/A	3/6/2026	10/1/2030	500,000	514,590	520,001	0.5%
Total Healthcare									$2,108,481	$2,090,102	2.2%

Homebuilders/Real Estate
Blackstone Mortgage Trust Inc.(8)	Corporate Bond	N/A	N/A	3.75%	N/A	8/28/2025	1/15/2027	1,000,000	$989,880	$982,713	1.0%
Shea Homes LP	Corporate Bond	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	1,500,000	1,460,394	1,474,065	1.5%
Total Homebuilders/Real Estate									$2,450,274	$2,456,778	2.5%

Insurance
Acrisure LLC / Acrisure Finance Inc.	Corporate Bond	N/A	N/A	4.25%	N/A	12/10/2025	2/15/2029	500,000	$487,526	$471,782	0.5%
Asurion, LLC	Corporate Bond	N/A	N/A	8.38%	N/A	3/6/2026	2/1/2034	500,000	499,133	484,442	0.5%
Total Insurance									$986,659	$956,224	1.0%

Metals/Mining
Novelis Corp	Corporate Bond	N/A	N/A	4.75%	N/A	12/19/2025	1/30/2030	500,000	$482,319	$470,133	0.5%
Total Metals/Mining									$482,319	$470,133	0.5%

Publishing/Printing
McGraw-Hill Education Inc.(8)	Corporate Bond	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024, 11/19/2025	8/1/2028	1,675,000	$1,658,780	$1,654,535	1.7%
Total Publishing/Printing									$1,658,780	$1,654,535	1.7%

Railroads
Watco Companies, LLC	Corporate Bond	N/A	N/A	7.13%	N/A	9/17/2025	8/1/2032	1,000,000	$1,028,526	$1,027,363	1.1%
Total Railroads									$1,028,526	$1,027,363	1.1%

Services
Allied Universal Holdco LLC	Corporate Bond	N/A	N/A	4.63%	N/A	12/10/2025	6/1/2028	1,500,000	$1,481,819	$1,465,309	1.5%
Allied Universal Holdco LLC	Corporate Bond	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	1,250,000	1,259,793	1,288,737	1.3%
Beacon Mobility Corp.	Corporate Bond	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	700,000	700,000	723,055	0.7%
Total Services									$3,441,612	$3,477,101	3.6%

Super Retail
Champ Acquisition Corp.	Corporate Bond	N/A	N/A	8.38%	N/A	11/25/2024, 10/31/2025	12/1/2031	775,000	$811,828	$812,122	0.8%
Ken Garff Automotive LLC	Corporate Bond	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	1,300,000	1,245,439	1,275,704	1.3%
Magnera Corporation(8)	Corporate Bond	N/A	N/A	4.75%	N/A	3/6/2026	11/15/2029	500,000	462,365	450,854	0.5%
Victra Holdings, LLC	Corporate Bond	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	875,000	894,527	907,993	0.9%
Total Super Retail									$3,414,159	$3,446,673	3.6%

Technology
Cloud Software Group, Inc.	Corporate Bond	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	250,000	$247,057	$243,978	0.3%
Open Text Corporation(8)	Corporate Bond	N/A	N/A	3.88%	N/A	3/6/2026	2/15/2028	500,000	482,024	481,107	0.5%
Total Technology									$729,081	$725,085	0.7%

Telecommunications
Zayo Group Holdings, Inc.	Corporate Bond	N/A	N/A	9.25%	1.00%	3/6/2026	3/9/2030	501,278	$495,294	$498,340	0.5%
Total Telecommunications									$495,294	$498,340	0.5%

Transportation Excluding Air/Rail
First Student Bidco Inc	Corporate Bond	N/A	N/A	4.00%	N/A	12/19/2025	7/31/2029	500,000	$486,462	$477,870	0.5%
Total Transportation Excluding Air/Rail									$486,462	$477,870	0.5%

Utilities
Alpha Generation LLC	Corporate Bond	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	875,000	$882,599	$883,929	0.9%
Lightning Power LLC	Corporate Bond	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	800,000	807,179	831,504	0.9%
Terraform Power LLC(8)	Corporate Bond	N/A	N/A	5.00%	N/A	12/10/2025	1/31/2028	1,000,000	998,132	988,887	1.0%
Total Utilities									$2,687,910	$2,704,320	2.8%
Total Corporate Bond Investments									$37,993,984	$37,920,445	39.1%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(5)
Building Materials
Chariot Buyer LLC(4)	Term Loan	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	398,247	$398,247	$394,121	0.4%
MIWD Holdco II LLC(4)	Term Loan	1 Month SOFR USD + 2.75%	-	7.59%	N/A	10/15/2024	3/28/2031	492,519	493,948	452,295	0.5%
Tamko Building Products, LLC(4)	Term Loan	3 Month SOFR USD +2.75%	-	7.34%	N/A	6/18/2024, 6/27/2024	9/20/2030	1,473,807	1,477,989	1,465,214	1.5%
Total Building Materials									$2,370,184	$2,311,630	2.4%

Capital Goods
Arcline FM Holdings, LLC(4)	Term Loan	3 Month SOFR USD +2.75%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	666,596	$665,849	$666,783	0.7%
Resilience Parent LLC(4)	Term Loan	3 Month SOFR USD +2.50%	-	6.42%	N/A	1/23/2026, 3/11/2026	2/28/2033	152,174	151,797	151,270	0.2%
Total Capital Goods									$817,646	$818,053	0.8%

Consumer Products
ACP Tara Holdings Inc.(4)	Term Loan	3 Month SOFR USD +3.25%	-	7.51%	N/A	9/17/2025	9/17/2032	160,000	$159,616	$160,533	0.2%
MRO Maryruth, LLC(4)	Term Loan	1 Month SOFR USD + 4.75%	0.75%	8.45%	N/A	11/5/2025	9/30/2031	995,000	985,729	994,572	1.0%
Total Consumer Products									$1,145,345	$1,155,105	1.2%

Containers
Clydesdale Acquisition Holdings Inc.(4)	Term Loan	1 Month SOFR USD +3.175%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	827,820	$831,913	$787,836	0.8%
ProAmpac PG Borrower LLC(4)	Term Loan	3 Month SOFR USD +4.00%	-	7.92%	N/A	2/20/2026, 3/11/2026	3/7/2033	400,000	394,871	385,300	0.4%
Veritiv Operating Co.(4)	Term Loan	3 Month SOFR USD +4.00%	-	9.09%	N/A	6/27/2024	11/29/2030	1,182,000	1,182,000	1,146,540	1.2%
Total Containers									$2,408,784	$2,319,676	2.4%

Diversified Support Services
PSA Holdings, LLC	Term Loan	N/A	N/A	13.00%	N/A	3/19/2024	3/19/2029	3,854,728	$3,809,003	$3,815,803	3.9%
Total Diversified Support Services									$3,809,003	$3,815,803	3.9%

Diversified Financial Services
Dragon Buyer Inc.(4)	Term Loan	3 Month SOFR USD +2.75%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	469,063	$467,209	$444,146	0.5%
Nvent Thermal LLC(4)	Term Loan	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	1,027,835	1,027,177	1,025,697	1.1%
Total Diversified Financial Services									$1,494,386	$1,469,843	1.5%

Food/Beverage/Tobacco
Savor Acquisition Inc.(4)	Term Loan	1 Month SOFR USD + 3.00%	-	6.92%	N/A	12/17/2025	2/19/2032	46,764	$46,764	$46,773	0.0%
Cold Spring Brewing Holdings, LLC(2)(4)	Term Loan A-1	3 Month SOFR USD +3.75%	-	7.67%	N/A	2/26/2026	12/10/2029	1,000,000	995,123	999,896	1.0%
Total Food/Beverage/Tobacco									$1,041,887	$1,046,669	1.1%

Healthcare
Heartland Dental LLC(4)	Term Loan	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	985,019	$988,396	$982,221	1.0%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Cotiviti, Inc.(4)	Term Loan	3 Month SOFR USD +2.75%	-	6.67%	N/A	1/22/2026	5/1/2031	623,478	598,481	573,158	0.6%
Team Services Holdings, Inc.(4)	Term Loan	3 Month SOFR USD +5.25%	-	9.17%	N/A	1/30/2026	1/31/2033	385,000	381,150	363,463	0.4%
Total Healthcare									$1,968,027	$1,918,842	2.0%

Health Care Services
Carolina Center for Autism Services, LLC	Delayed Draw Term Loan	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2027	6,979,009	$6,869,517	$6,915,766	7.1%
Total Health Care Services									$6,869,517	$6,915,766	7.1%

Homebuilders/Real Estate
Cushman & Wakefield US Borrower, LLC(4)(8)	Term Loan	1 Month SOFR USD +2.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	849,624	$855,018	$851,748	0.9%
Sisu Energy & Environmental(4)	Term Loan	3 Month SOFR USD +7.50%	2.00%	4.69%	N/A	1/30/2026	1/30/2031	6,480,000	6,354,729	6,350,400	6.6%
Total Homebuilders/Real Estate									$7,209,747	$7,202,148	7.4%

Technology
FTAI Infrastructure Inc.(4)	Term Loan	1 Month SOFR USD +3.00%	-	8.09%	N/A	6/24/2024	6/27/2031	1,185,045	$1,186,341	$1,174,676	1.2%
Rocket Software, Inc.(4)	Term Loan	1 Month SOFR + 3.75%	0.50%	8.84%	N/A	12/11/2024	11/28/2028	492,528	493,355	471,443	0.5%
Total Technology									$1,679,696	$1,646,119	1.7%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC	Term Loan	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	10,428,267	$10,246,593	$10,307,176	10.6%
Guardian Fleet Services, Inc.(4)	Term Loan	3 Month SOFR USD +9.00%	0.025	13.14%	1.75%	12/18/2024, 4/2/2025, 7/30/2025, 9/30/2025	2/10/2028	8,442,556	8,374,833	8,492,085	8.8%
Total Transportation Excluding Air/Rail									$18,621,426	$18,799,261	19.4%

Services
DXP Enterprises Inc.(4)	Term Loan	3 Month SOFR USD +3.25%	1.00%	7.17%	N/A	12/23/2025	10/7/2030	124,375	$124,375	$124,867	0.1%
Gloves Buyer Inc.(4)	Term Loan	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	748,125	744,830	744,758	0.8%
Total Services									$869,205	$869,625	0.9%
Total Senior Secured Loan Debt Investments									$50,304,853	$50,288,540	51.8%

Equity Investments - Preferred Stock(10)
Diversified Support Services
PSA Holdings, LLC(7)	Preferred Stock	N/A	N/A	8.00%	N/A	3/19/2024	N/A	495,570	$495,570	$340,672	0.4%
Total Diversified Support Services									$495,570	$340,672	0.4%

Homebuilders/Real Estate
Sisu Energy & Environmental, LLC(7)	Preferred Stock	N/A	N/A	N/A	N/A	1/30/2026	N/A	648	$648,000	$648,000	0.7%
Total Homebuilders/Real Estate									$648,000	$648,000	0.7%

Transportation Excluding Air/Rail
Guardian Fleet Services, Inc.(7)	Preferred Stock	N/A	N/A	4.75%	N/A	12/18/2024	N/A	1,650,498	$1,650,498	$2,115,876	2.2%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Bison Infrastructure Services, LLC(7)	Preferred Stock	N/A	N/A	8.00%	N/A	2/6/2025	N/A	984,960	984,960	846,474	0.9%
Total Transportation Excluding Air/Rail									$2,635,458	$2,962,350	3.1%

Total Preferred Stock									$3,779,028	$3,951,022	4.2%

Warrants
Transportation Excluding Air/Rail
Guardian Fleet Services, Inc.(7)	Warrants	N/A	N/A	N/A	N/A	12/18/2024	N/A	241,912	$-	$297,412	0.3%
Total Transportation Excluding Air/Rail									$-	$297,412	0.3%
Total Warrants									$-	$297,412	0.3%

Money Market Funds(11)
First American Treasury Obligation Class X	Money Market Fund	N/A	N/A	3.66%	N/A	2/1/2024	N/A	4,983,116	$4,983,116	$4,983,116	5.1%
Total Money Market Funds									$4,983,116	$4,983,116	5.1%

Total Non-Controlled/Non-Affiliated Investments									$97,060,981	$97,440,535	100.5%

Total Investments									$97,060,981	$97,440,535	100.5%

Liabilities in Excess of Other Assets										$(565,716)	(0.5)%
Net assets										$96,874,819	100.0%

SOFR  - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost presented represents the original cost of the investment, adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 6).

(3)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; the rate shown is the rate in effect on March 31, 2026. An index may have a negative rate. The interest rate may also be subject to a ceiling or floor.

(5)	Unless otherwise noted, all Bank Loans are First Lien Term Loans that bear interest at variable rates periodically determined by reference to a base lending rate plus a stated premium. These base lending rates generally include: (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, including SOFR, or (iii) the Certificate of Deposit rate. Bank loans are generally exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”); however, such loans may be subject to restrictions on resale and may not be publicly traded. Floating rate bank loans may require mandatory prepayments from excess cash flow and may also permit borrowers to prepay at their option. The extent to which borrowers prepay loans, whether pursuant to contractual obligations or at their discretion, may affect the average life and yield of such investments.

(6)	Unless otherwise noted, as of March 31, 2026, each investment was a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

(7)	This investment is not currently income producing.

(8)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(9)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 10 of the Consolidated Schedule of Investments as of March 31, 2026 for additional information on our restricted securities.

(10)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $3,951,022 at fair value and represented 4.2% of the Company’s net assets.

(11)	Represents securities categorized as “Level 1” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

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

In March 2024, the Company established a wholly owned subsidiary, Muzinich Corporate Lending Holdings, LLC (the “Subsidiary”), a Delaware limited liability company. The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Subsidiary is consolidated with the Company for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2026 the Company’s cash balance totaled $854,731. As of December 31, 2025, the Company’s cash and cash equivalents balance totaled $7,136,024.

The Company presents investments in money market funds and U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments”.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs, if any, are recorded as a reduction to paid-in capital at the time such costs are incurred.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the common stock of the Company is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Investments

The Company’s level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital it has available and the competitive environment for the type of investments it makes.

As a BDC, the Company may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of the Company’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Valuation of Portfolio Securities

As a BDC, the Company generally invests in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which such market quotations are readily available. Short-term investments with sixty days or less remaining to maturity are, unless conditions indicate otherwise, amortized to maturity based on their cost to the Company if acquired within sixty days of maturity or, if already held by the Company on the sixtieth day, based on the value determined on the sixty-first day.

The Company expects that there will not be readily available market quotations for many of the investments in its portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Company’s valuation policy and process as described below. The factors that the Adviser may take into account in determining the fair value of the Company’s investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

Payment-in-Kind (“PIK”) Interest

The Company currently holds PIK investments, expects to hold PIK investments in the future, and certain investments in its portfolio contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the consolidated financial statements when the deal origination costs are incurred, such deal origination costs are reported on the Consolidated Statements of Assets and Liabilities as a liability until the investment is recorded.

Distributions to Stockholders

Distributions to stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors and is generally based upon current and estimated net earnings. Net realized long-term capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a distribution reinvestment plan (the “Distribution Reinvestment Plan” or “DRP”), pursuant to which it reinvests all cash dividends declared by the Board of Directors on behalf of its stockholders who do not elect to receive their dividends in cash. For more information on the Distribution Reinvestment Plan, see “Note 7. Net Assets – Distribution Reinvestment Plan” in these Notes to Consolidated Financial Statements.

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

As of March 31, 2026 and December 31, 2025, there were no debt investments on non-accrual status.

Interest income foregone represents the amount of interest income that would have been recognized during the year. The Company did not recognize any cash interest income on a non-accrual basis during the three months ended March 31, 2026.

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

Correction of Prior Period Presentation

In the current period, the Company has separately presented “Interest Receivables” on the Consolidated Statements of Assets and Liabilities and Consolidated Statement of Cash Flows that was previously recorded within “Interest and Other” in the Consolidated Financial Statements. Additionally, the Company has separately presented “Income from Payment-in-Kind Interest” on the Consolidated Statements of Operations and Consolidated Statement of Cash Flows that was previously recorded within “Interest Income” on the Consolidated Statement of Operations and within “Net Accretion of Discounts and Amortization of Premium on Investments” on the Consolidated Statement of Cash Flows. The Company corrected this presentation as of and for the period ended March 31, 2025.

Segment Reporting

The Company timely adopted Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The Company’s adoption of ASU 2023-07 impacted disclosures only and did not affect the Company’s financial position, results of operations, cash flows, or net asset value.

The Company operates as a single operating and reportable segment as an investment company. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses net investment income and net increase in net assets resulting from operations, each as reported in the Consolidated Statements of Operations, to evaluate operating performance, assess returns, and allocate capital resources. In addition, the CODM reviews the fair value of the Company’s investment portfolio, portfolio composition, liquidity, leverage, and distributions to stockholders.

Significant expense categories regularly provided to and reviewed by the CODM include Base Management Fees, Incentive Fees, interest and financing expenses, professional fees, administrative expenses, directors’ fees, and other general and administrative expenses. These expense categories are reported in the Company’s Consolidated Statements of Operations.

Because the Company operates as a single reportable segment, all required segment disclosures are presented on a consolidated basis.

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024, and to be adopted on a prospective basis, with the option to apply retrospectively. The Company’s adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated annual financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Taxation as a RIC

The Company has elected to be treated and intends to qualify annually to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) at least annually to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

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

Distributions and Components of Net Assets on a Tax Basis

During the three months ended March 31, 2026, the Company did not declare any distributions.

During the three months ended March 31, 2025, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664

Components of net assets, tax cost, and the tax status of distributions are determined at year-end. As of December 31, 2025, the Company’s components of total distributable (accumulated) earnings/(losses) on a tax basis were as follows:

As of December 31, 2025
Undistributed Ordinary Income—net	$448,528
Total Undistributed Earnings	$448,528
Capital Loss Carryforward
Perpetual Short-Term Capital Loss Carryforward	(78,308)
Timing Differences (Organizational Costs/Other)	(264,460)
Unrealized Earnings (Losses)—net	1,404,508
Total Distributable (Accumulated) Earnings/(Losses)	$1,510,268

As of December 31, 2025, the cost of investments for the Company for tax purposes was $86,632,872. A reconciliation of the tax cost of the Company’s investments and the fair value of the Company’s investments as of December 31, 2025 is presented as follows:

As of December 31, 2025
Tax cost	$86,632,872
Gross unrealized appreciation on investments	1,895,657
Gross unrealized depreciation on investments	(491,149)
Total investments at fair value	$88,037,380

The difference between U.S. GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

During the three months ended March 31, 2026, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

The difference between the Company’s U.S. GAAP-basis total distributable (accumulated) earnings/(losses) and its tax basis total distributable (accumulated) earnings/(losses) as of December 31, 2025 was primarily due to a reclassification of non-deductible fund expenses to additional paid-in capital. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the year ended December 31, 2025
Additional paid-in capital	$4,621
Total distributable earnings	$4,621

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

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. As of March 31, 2026 and 2025, the total organizational and offering fees incurred by the Company were $0 and $0, respectively.

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

Pursuant to a fee waiver letter (the “Fee Waiver Letter”), on December 26, 2025, the Adviser voluntarily agreed to reduce its Base Management Fee payable from the annual rate of 1.25% of the value of the Company’s net assets to an annual rate of 0.95% of the value of the Company’s net assets for the fiscal quarters ended December 31, 2025 and March 31, 2026.

For the three months ended March 31, 2026 and 2025, the Company incurred Base Management Fees of $296,958 and $284,761, respectively. During those periods, the Adviser voluntarily waived $71,270 and $0, respectively, of such Base Management Fees.

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

For the three months ended March 31, 2026 and 2025, the Company recorded Incentive Fees based on income in the amounts of $0 and $0, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recorded Incentive Fees based on capital gains in the amounts of $0 and $30,690, respectively. The capital gains incentive fee is calculated on a cumulative basis and may fluctuate from period to period based on changes in realized and unrealized gains and losses.

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

Administration Agreement and Fund Accounting Agreement

The Company has entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate. In addition, the Company has entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the Company. The Company reimburses U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively. For the three months ended March 31, 2026 and 2025, the Company incurred fees of $37,860 and $37,500, respectively, payable under the Administration Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred fees of $25,240 and $25,000, respectively, payable under the Fund Accounting Agreement.

Placement Agent Agreement

The Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. The Company pays all expenses associated with the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred fees of $0 and $0, respectively, payable under the Placement Agent Agreement.

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

Reimbursement of Certain Expenses

From time to time, Muzinich & Co. pays certain operating costs on behalf of the Company, which the Company is obligated to reimburse. As of March 31, 2026 and 2025, amounts reimbursable to Muzinich & Co. totaled $25,641 and $41,961, respectively, and are included within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of March 31, 2026, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. During the three months ended March 31, 2026 and 2025, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of March 31, 2026, the Company had the following unfunded commitments to provide debt financing to its portfolio companies:

	Expiration Date	As of March 31, 2026
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2027	898,605
Total unfunded commitments		$898,605

As of December 31, 2025, the Company had the following unfunded commitments to provide debt financing to its portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	898,605
Total unfunded commitments		$898,605

Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities that are not reflected therein.

As of March 31, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

As of March 31, 2026 and December 31, 2025, the Company had investments in 74 and 67 portfolio companies, respectively. The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$37,993,984	$37,920,445	$40,723,252	$41,486,860
Senior Secured Loan Debt Investments	50,304,853	50,288,540	42,778,592	43,344,626
Equity Investments – Preferred Stock	3,779,028	3,951,022	3,131,028	3,197,792
Warrants	-	297,412	-	8,102
Money Market Funds	4,983,116	4,983,116	6,217,008	6,217,008
Total Investments	$97,060,981	$97,440,535	$92,849,880	$94,254,388

100% of the Company’s investments as of March 31, 2026 and December 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2026 and December 31, 2025 was as follows (excluding short-term investments):

Industry	March 31, 2026	December 31, 2025
Transportation Excluding Air/Rail	23.3%	13.6%
Homebuilders/Real Estate	10.6%	3.5%
Health Care Services	7.1%	7.3%
Diversified Financial Services	5.7%	4.8%
Building Materials	4.9%	4.8%
Services	4.5%	4.2%
Diversified Support Services	4.3%	4.5%
Healthcare	4.1%	2.6%
Containers	3.7%	3.4%
Super Retail	3.6%	3.2%
Consumer Products	3.2%	2.7%
Utilities	2.8%	2.9%
Energy	2.7%	2.7%
Technology	2.4%	4.2%
Airlines	1.7%	2.0%
Publishing/Printing	1.7%	2.8%
Chemicals	1.6%	4.6%
Food/Beverage/Tobacco	1.1%	0.1%
Railroads	1.1%	1.1%
Gaming	1.0%	1.2%
Insurance	1.0%	0.5%
Capital Goods	0.8%	1.8%
Broadcasting	0.5%	0.5%
Telecommunications	0.5%	0.0%
Automotive & Auto Parts	0.5%	0.5%
Metals/Mining	0.5%	0.5%
Cable/Satellite TV	0.5%	0.0%
Transportation Infrastructure	0.0%	11.0%
Collaterised Debt Obligation	0.0%	0.5%
Total	95.4%	91.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$37,920,445	$-	$37,920,445
Senior Secured Loan Debt Investments	-	12,412,843	37,875,697	50,288,540
Equity Investments - Preferred Stock	-	-	3,951,022	3,951,022
Money Market Funds	4,983,116	-	-	4,983,116
Warrants	-	-	297,412	297,412
Total	$4,983,116	$50,333,288	$42,124,131	$97,440,535

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$41,486,860	$-	$41,486,860
Senior Secured Loan Debt Investments	-	12,764,068	30,580,558	43,344,626
Equity Investments - Preferred Stock	-	-	3,197,792	3,197,792
Money Market Funds	6,217,008	-	-	6,217,008
Warrants	-	-	8,102	8,102
Total	$6,217,008	$54,250,928	$33,786,452	$94,254,388

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the three months ended March 31, 2026 and 2025:

Senior Secured Loan Debt Investments	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Fair value, beginning of period	$30,580,558	$12,316,326
Purchases of investments	7,345,400	11,070,944
Proceeds from principal pre-payments and sales of investments	(822,670)	(28,318)
Net realized gain (loss)	14,631	622
Net change in unrealized appreciation/(depreciation)	(338,097)	464,365
Net accretion of discount on investments	29,749	57,379
Payment-in-kind	71,554	-
Transfers into (out of) Level 3(1)	994,573	-
Fair value, end of period	$37,875,697	$23,881,318

(1)	During the three months ended March 31, 2026, transfers into and out of Level 3 were attributable to the observability of market data and resulted from decreases in liquidity, security restructurings, reclassification, or corporate actions.

Equity Investments - Preferred Stock	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Fair value, beginning of period	$3,197,792	$2,238,363
Purchases of investments	648,000	984,960
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	105,230	212,062
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,951,022	$3,435,385

Warrants	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Fair value, beginning of period	$8,102	$-
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	289,310	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$297,412	$-

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the period relating to these Level 3 assets that were still held by the Company as of and for the three months ended March 31, 2026 and 2025:

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Senior Secured Loan Debt Investments	$(342,870)	$464,365
Equity Investments - Preferred Stock	105,230	212,062
Warrants	289,310	-
Total	$51,670	$676,427

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$29,530,829	Discounted cash flow	Discount rate	8.53% - 11.52%	9.84%
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$7,350,296	Recent Transaction Price (2)	N/A	N/A	N/A
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$994,572	Comparable Transaction Price(3)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$3,303,022	Market approach	EBITDA multiples	5.41x - 8.44x	7.35x
Equity Investments - Preferred Stock	$648,000	Recent Transaction Price (2)	N/A	N/A	N/A
Equity Investments - Warrants	$297,412	Market approach	EBITDA multiples	8.44x	8.44x
Total	$42,124,131

(1)	Privately held assets without available third-party pricing or trading information.

(2)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(3)	Based on private transaction price of comparable security.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$30,580,558	Discounted cash flow	Discount rate	7.41% - 11.10%	9.24%
Equity Investments - Preferred Stock	$3,197,792	Market approach	EBITDA multiples	5.36x – 7.85x	7.05x
Equity Investments - Warrants	$8,102	Market approach	EBITDA multiples	7.85x	7.85x
Total	$33,786,452

(1)	Privately held assets without available third-party pricing or trading information.

7. Net Assets

Common Stock Issuances

During the three months ended March 31, 2026, the Company had no Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below).

During the three months ended March 31, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.10	$2,500,000

Distributions

During the three months ended March 31, 2026, the Company did not declare any distributions.

During the three months ended March 31, 2025, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664

Distribution Reinvestment Plan

The Company has adopted the Distribution Reinvestment Plan, pursuant to which it reinvests all cash dividends and other distributions declared by the Board on behalf of stockholders who do not elect to receive their dividends or other distributions in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the DRP will have their cash dividends or other distributions automatically reinvested in additional shares of Common Stock as described below, rather than receiving the cash dividend or other distribution.

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

The following table reflects the shares issued under the DRP to participants during the three months ended March 31, 2026:

Record Date	Issuance Date	Shares Issued
December 27, 2025	January 16, 2026	90.26

The following table reflects the shares issued under the DRP to participants during the three months ended March 31, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.57

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both March 31, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$435,844	$1,537,313
Weighted average common shares of common stock outstanding - basic and diluted	94,796.84	94,322.87
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$4.60	$16.30

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026 and 2025. The per share data has been derived from information provided in the consolidated financial statements.

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,017.15	1,006.39

Results of Operations:
Net Investment Income/(Loss)(1)	15.14	12.89
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(10.53)	3.43
Net Increase (Decrease) in Net Assets Resulting from Operations	4.61	16.32

Distributions to Common Stockholders
Distributions from Net Investment Income	-	(3.52)
Net Decrease in Net Assets Resulting from Distributions	-	(3.52)

Net Asset Value, End of Period	$1,021.76	1,019.19

Shares Outstanding, End of Period	94,811.88	94,356.90

Ratio/Supplemental Data
Net assets, end of Period	$96,874,819	96,168,029
Weighted-average shares outstanding(2)	94,796.84	94,322.87
Total Return(3)	0.45%	1.62%
Portfolio turnover(4)	8.46%	15.99%
Ratio of total expenses to average net assets with reimbursement(5)	1.90%	2.66%
Ratio of total expenses to average net assets without reimbursement(5)	2.20%	2.66%
Ratio of net investment income/(loss) to average net assets with reimbursement(5)	6.02%	5.23%

(1)	The per common share data was derived using weighted average shares outstanding during the respective period.

(2)	Calculated for the three months ended March 31, 2026 and 2025 respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total returns for periods of less than 12 months are not annualized and do not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2026, except as disclosed below.

Investment Activity

On April 15, 2026, the Company made an incremental investment in PSA Worldwide, LLC in the form of a first lien term loan with a cost of approximately $1,934,681.

Distributions

On May 8, 2026, the Company declared a distribution of $14.509 per share, or $1,446,626, payable on May 20, 2026 to stockholders of record as of May 8, 2026.

Share Issuance

On April 1, 2026, the Company sold 4,893.52 shares of common stock, par value $0.001 per share, for an aggregate price of $5,000,000. The sale of shares was made pursuant to subscription agreements entered into by the Company and its investors.

Fee Waiver Letter Extension

On May 1, 2026, pursuant to a new fee waiver letter (the “New Fee Waiver Letter”), the Adviser voluntarily agreed to extend the terms of the existing Fee Waiver Letter for the fiscal quarters ended June 30, 2026 and September 30, 2026. Accordingly, the Base Management Fee payable to the Adviser under the Investment Advisory Agreement for such quarters will remain at an annual rate of 0.95% of the value of the Company’s net assets, reduced from an annual rate of 1.25% of the value of the Company’s net assets as provided in the Investment Advisory Agreement. The Company will recommence paying the Adviser a base management fee that complies with the existing terms of the Investment Advisory Agreement on October 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the New Fee Waiver Letter.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or our beliefs and/or those of Muzinich & Co. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II, Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally, including as a result of ongoing geopolitical conflicts or trade activity, including the imposition of tariffs;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or other listing of our shares of common stock, par value $0.001 per share (“Common Stock”) on a national securities exchange (an “Exchange Listing”), if any;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

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

Please note that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act because we are an investment company.

Overview

We were incorporated on July 5, 2023 under the laws of the State of Delaware. We were initially formed with the name Muzinich Direct Lending Income Fund, Inc., which we changed to Muzinich Corporate Lending Income Fund, Inc. on August 25, 2023. We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, qualify, and intend to continue to qualify annually as a RIC under subchapter M of the Code for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2026, we had capital commitments from investors in the amount of $94,500,000. As of March 31, 2026, we had equity capital in the amount of $94,928,707. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings (“Private Offerings”) of our Common Stock.

Subject to the overall supervision of our board of directors (the “Board” or the “Board of Directors”) and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and manages our investment activities pursuant to an investment advisory agreement (the “Advisory Agreement”). Additionally, the Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Base Management Fee and Incentive Fee (each as defined below). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation of the Adviser” in this Form 10-Q for more information regarding this fee structure.

We have also entered into an administration services agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services to us. We reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

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

We seek to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”) at which we accept funds from investors in connection with such investors’ purchases of shares of Common Stock (the first such Closing, the “Initial Closing,” and each subsequent Closing, a “Subsequent Closing”). The Initial Closing occurred on January 19, 2024 (the “Initial Closing Date”). Each Subsequent Closing will generally occur on a quarterly basis on the first day of each quarter (based on the NAV per share as determined as of the previous day (i.e., the last day of the preceding quarter) or on a date as determined by the Adviser in its sole discretion).

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

Investment Objective and Strategy

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

Although we plan to invest primarily in debt instruments of privately owned U.S. middle-market companies, we may invest a portion of our capital opportunistically in other types of investments, such as in debt instruments of foreign companies, large U.S. companies, and publicly held U.S. middle market companies, BSLs, CLOs, securities of other RICs, bridge financings, and/or equity instruments of private companies. The proportion of these types of investments will change over time based on our views on, among other things, the economic and credit environment in which we are operating; however, these types of investments generally will not constitute more than 30% of our total assets. We intend to use open-market secondary purchases to maintain liquidity for our share repurchase program and to manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns. Secondary purchases may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, such that 70% of our assets would be qualifying assets.

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

Revenues

We expect to generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt in which we invest typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, such as payment-in-kind (“PIK”) interest, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser or its affiliates, as applicable, for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We may also enter into a credit facility or other debt arrangements to partially fund our operations, and could incur costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs, associated with any amounts borrowed.

Portfolio Composition and Investment Activity

As of March 31, 2026, we had 73 debt investments, four equity investments, and one warrant investment across 72 portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $97.4 million. As of March 31, 2025, we had 59 debt investments, three equity investments and one warrant investment across 59 portfolio companies with an aggregate fair value of approximately $79.0 million. As of both March 31, 2026 and 2025, our debt investments consisted of corporate bonds and senior secured loans (excluding short-term investments).

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below (information presented herein is at cost unless otherwise indicated).

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
New investments:
Gross investment purchases	$29,263,263	$15,826,036
Less: sold investments	(18,338,326)	(20,307,734)
Total new investments	$10,924,937	$(4,481,698)

Principal/par/unit amount of investments funded:
Corporate bond investments	$3,801,278	$2,750,255
Senior secured loan debt investments	$9,324,367	$12,090,821
Equity investments	$648	$984,960

Number of new investment commitments	16	6
Average new investment commitment amount	$836,882	$2,217,270
Weighted average maturity for new investment commitments	5.4 Years	5.2 Years
Percentage of new debt investment commitments at floating rates	53%	25%
Percentage of new debt investment commitments at fixed rates	47%	75%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	6.43%	3.25%

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$37,993,984	$37,920,445	$40,723,252	$41,486,860
Senior Secured Loan Debt Investments	50,304,853	50,288,540	42,778,592	43,344,626
Equity Investments - Preferred Stock	3,779,028	3,951,022	3,131,028	3,197,792
Money Market Funds	4,983,116	4,983,116	6,217,008	6,217,008
Warrants	-	297,412	-	8,102
Total Investments	$97,060,981	$97,440,535	$92,849,880	$94,254,388

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

Results of Operations

The following table presents our operating results for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$1,888,885	$1,833,704
Total net expenses	453,508	617,925
Net investment income (loss)	1,435,377	1,215,779
Total net realized gains (losses)	25,421	36,433
Total net change in unrealized appreciation/(depreciation)	(1,024,954)	285,101
Total net realized and unrealized appreciation/(depreciation)	(999,533)	321,534
Net increase (decrease) in net assets resulting from operations	$435,844	$1,537,313

Net assets resulting from operations decreased from $1,537,313 for the three months ended March 31, 2025 to $435,844 for the three months ended March 31, 2026, primarily reflecting unrealized depreciation attributable to valuation markdown on select portfolio companies.

Investment Income

The following table presents our investment income for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest income from term loan debt instruments and preferred stock	$1,816,053	$1,797,005
Income from payment-in-kind interest	72,832	36,699
Total investment income	$1,888,885	$1,833,704

Investment income increased from $1,833,704 for the three months ended March 31, 2025 to $1,888,885 for the three months ended March 31, 2026, primarily reflecting higher income generated from portfolio growth.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Management fees	$296,958	$284,761
Other operating expenses	227,820	333,164
Waiver of base management fees	(71,270)	-
Total net expenses	$453,508	$617,925

Total net expenses decreased from $617,925 for the three months ended March 31, 2025 to $453,508 for the three months ended March 31, 2026, primarily driven by decreases in professional fees and incentive fees, partially offset by an increase in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our Common Stock or preferred stock, (2) cash flows from operations, and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so, and to the extent we enter into borrowing arrangements, we will be subject to the 150% asset coverage ratio limitation set forth in Section 61 of the 1940 Act discussed below.

Our primary uses of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including payments to the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Common Stock.

In addition to using proceeds from the Private Offerings to make investments, our expectation is to also borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Under the provisions of the 1940 Act, following approval from our initial stockholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on September 13, 2023, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase.

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

We may borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements.

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

During the three months ended March 31, 2026, we issued no shares of Common Stock in Private Offerings. During the three months ended March 31, 2025, we issued 2,482.1 shares of Common Stock in Private Offerings.

In conjunction with our formation, we issued and sold one share of Common Stock to Muzinich & Co. for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Contractual Obligations

As of March 31, 2026, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of March 31, 2026
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2027	898,605
Total unfunded commitments		$898,605

As of December 31, 2025, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	898,605
Total unfunded commitments		$898,605

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

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements should we undertake them, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both March 31, 2026 and 2025, we had no off-balance sheet arrangements.

Discretionary Repurchase Program

We did not effectuate any repurchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

We do not intend to list our Common Stock on a securities exchange, and there is no established public trading market for our Common Stock. As a result, investors who purchase our Common Stock may not be limited in their ability to sell their shares of Common Stock.

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

Under the share repurchase program, to the extent we offer to repurchase shares of Common Stock in any particular quarter, we expect to repurchase shares of Common Stock using a purchase price equal to the NAV per share as of the applicable valuation date (except in respect of any applicable Early Repurchase Deduction (as defined below), as discussed below). If stockholders tender Common Stock in a repurchase offer with a valuation date that is within the 12-month period following the initial issue date of their tendered Common Stock, we may repurchase such shares of Common Stock subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares of Common Stock repurchased (the “Early Repurchase Deduction”). Shares of Common Stock repurchased will be treated as having been repurchased on a “first-in-first-out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. We will retain the Early Repurchase Deduction for the benefit of remaining stockholders, and will not pay such amounts to the Adviser.

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

As a BDC, we generally invest in illiquid securities, including debt and equity securities of middle-market companies. A readily available market quotation is not expected to exist for most, if not all, of the investments in our portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”) and the multi-step valuation process performed each quarter (or more frequently, as appropriate) as described below. The factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Consistent with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee,” and the Adviser determines the fair value for investments where market quotations are not readily available in accordance with the Valuation Policy, subject to oversight by the Board, as set forth below:

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods. During the three months ended March 31, 2026, we did not declare any distributions.

We have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of the sum of (i) our investment company taxable income for that taxable year as dividends (without regard to the deduction for dividends paid) and (ii) our net tax-exempt income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our Common Stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

The following table reflects the shares issued under the DRP to participants during the three months ended March 31, 2026:

Record Date	Issuance Date	Shares Issued
December 27, 2025	January 16, 2026	90.26

The following table reflects the shares issued under the DRP to participants during the three months ended March 31, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.57

Compensation of the Adviser

Under the Investment Advisory Agreement, we pay the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fee. The Base Management Fee and Incentive Fee for any partial quarter will be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter).

Base Management Fee

The base management fee (the “Base Management Fee”) is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases we make during a calendar quarter. The Base Management Fee for any partial quarter shall be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter). For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Pursuant to the Fee Waiver Letter, on December 26, 2025, the Adviser voluntarily agreed to reduce the Base Management Fee from the annual rate of 1.25% of the value of our net assets to an annual rate of 0.95% of the value of our net assets for the fiscal quarters ended December 31, 2025 and March 31, 2026. See “Fee Waiver Letter Extension” under “Subsequent Events” below, for further details.

For the three months ended March 31, 2026 and 2025, we incurred Base Management Fees of $296,958 and $284,761, respectively. During those periods, the Adviser voluntarily waived $71,270 and $0, respectively, of such Base Management Fees.

Incentive Fee

The incentive fee payable to the Adviser (the “Incentive Fee”) consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter.

We pay the Adviser an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

For the three months ended March 31, 2026 and 2025, we recorded income incentive fees of $0 and $0, respectively.

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

For the three months ended March 31, 2026, and 2025, we recorded capital gains incentive fees of $0 and $30,690, respectively. The capital gains incentive fee is calculated on a cumulative basis and may fluctuate from period to period based on changes in realized and unrealized gains and losses.

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

Subsequent Events

Our management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Activity

On April 15, 2026, we made an incremental investment in PSA Worldwide, LLC in the form of a first lien term loan with a cost of approximately $1,934,681.

Distributions

On May 8, 2026, we declared a distribution of $14.509 per share, or $1,446,626, payable on May 20, 2026 to stockholders of record as of May 8, 2026.

Share Issuance

On April 1, 2026, we sold 4,893.52 shares of common stock, par value $0.001 per share, for an aggregate price of $5,000,000. The sale of shares was made pursuant to subscription agreements entered into between us and our investors.

Fee Waiver Letter Extension

On May 1, 2026, pursuant to a new fee waiver letter (the “New Fee Waiver Letter”), the Adviser voluntarily agreed to extend the terms of the existing Fee Waiver Letter for the fiscal quarters ended June 30, 2026 and September 30, 2026. Accordingly, the Base Management Fee payable to the Adviser under the Investment Advisory Agreement for such quarters will remain at an annual rate of 0.95% of the value of our net assets, reduced from an annual rate of 1.25% of the value of our net assets as provided in the Investment Advisory Agreement. We will recommence paying the Adviser a base management fee that complies with the existing terms of the Investment Advisory Agreement on October 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the New Fee Waiver Letter.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(72)	$-	$(72)
Base Interest Rate	-	-	-
+100 Basis Points	286	-	286
+200 Basis Points	573	-	573
+300 Basis Points	859	-	859

This analysis is indicative of the potential impact on our investment income as of March 31, 2026, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio after March 31, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance whether any such proceedings, if they occur, will have a material adverse effect on our financial condition or results of operations in any future reporting period.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 27, 2026), which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56572) filed with the SEC on September 15, 2023.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich Corporate Lending Income Fund, Inc.

Date: May 13, 2026	By:	/s/ Cheryl Rivkin
		Name:	Cheryl Rivkin
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Rocco DelGuercio
		Name:	Rocco DelGuercio
		Title:	Chief Financial Officer
(Principal Financial Officer)