Form 10-Q
period 2026-06-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2026-08-13
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The issuer had 99,826.75 shares of common stock, $0.001 par value per share, outstanding as of August 13, 2026.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended June 30, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $101,398,039 and $86,632,872, respectively)	$102,368,979	$88,037,380
Cash and cash equivalents	365,131	7,136,024
Receivables:
Interest	769,693	666,256
Sales of investments	-	2,201,509
Total Assets	$103,503,803	$98,041,169

Liabilities:
Management fees payable	229,447	232,061
Professional fees payable	252,217	156,072
Incentive fees payable	45,788	163,644
Distributions payable	-	1,035,781
Directors’ fees payable	45,000	-
Accrued other general and administrative expenses	59,374	107,099
Total Liabilities	$631,826	$1,694,657

Net Assets:
Common Stock, $0.001 par value; 1,000,000 shares authorized, 99,826.75 shares issued and outstanding as of June 30, 2026 and 1,000,000 shares authorized, 94,721.62 shares issued and outstanding as of December 31, 2025	100	94
Additional paid-in capital	100,052,600	94,836,150
Total distributable (accumulated) earnings (losses)	2,819,277	1,510,268
Total Net Assets	$102,871,977	$96,346,512
Total Liabilities and Net Assets	$103,503,803	$98,041,169
Net Asset Value Per Share	$1,030.51	$1,017.15

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$2,149,134	$1,991,432	$3,965,187	$3,788,437
Income from payment-in-kind interest	72,689	19,125	145,521	55,824
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	2,221,823	2,010,557	4,110,708	3,844,261
Total Investment Income	2,221,823	2,010,557	4,110,708	3,844,261
Expenses:
Management fees	301,905	299,702	598,863	584,463
Professional fees	194,450	163,233	272,745	310,116
Directors’ fees and expenses	45,696	45,000	90,696	90,000
Purchased accrued interest expense	—	24,993	—	53,097
Incentive fees expense	10,781	47,955	10,781	78,645
Other general and administrative expenses	85,551	100,854	190,075	183,341
Total Expenses	638,383	681,737	1,163,160	1,299,662
Waiver of management fees	(72,457)	—	(143,727)	—
Total Net Expenses	565,926	681,737	1,019,433	1,299,662
Net Investment Income	1,655,897	1,328,820	3,091,275	2,544,599
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on Investments
Net realized gains/(losses) on investments:
Non-controlled/non-affiliated investments	72,507	(93,466)	97,928	(57,033)
Total Net Realized Gains/(Losses) on Investments	72,507	(93,466)	97,928	(57,033)
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	591,387	481,875	(433,568)	766,976
Total Net Change in Unrealized Appreciation/(Depreciation) on Investments	591,387	481,875	(433,568)	766,976
Total Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on Investments	663,894	388,409	(335,640)	709,943
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,319,791	$1,717,229	$2,755,635	$3,254,542
Basic and Diluted Net Increase in Net Assets Resulting from Operations per Common Share	$23.25	$18.18	$28.32	$34.48
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	99,761.43	94,432.56	97,295.29	94,378.02

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$1,655,897	$1,328,820	$3,091,275	$2,544,599
Total net realized gains/(losses)	72,507	(93,466)	97,928	(57,033)
Total net change in unrealized appreciation/(depreciation)	591,387	481,875	(433,568)	766,976
Net Increase (Decrease) in Net Assets Resulting from Operations	2,319,791	1,717,229	2,755,635	3,254,542
Decrease in Net Assets Resulting from Stockholder Distributions:
Dividends and distributions to stockholders	(1,446,626)	(1,232,669)	(1,446,626)	(1,564,333)
Decrease in Net Assets Resulting from Stockholder Distributions	(1,446,626)	(1,232,669)	(1,446,626)	(1,564,333)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of common shares	5,000,000	—	5,000,000	2,500,000
Dividends and distributions reinvested	123,993	134,477	216,456	207,765
Net Increase in Net Assets Resulting from Capital Stock Transactions	5,123,993	134,477	5,216,456	2,707,765
Total Increase in Net Assets	5,997,158	619,037	6,525,465	4,397,974
Net Assets, Beginning of Period	96,874,819	96,168,029	96,346,512	92,389,092
Net Assets, End of Period	$102,871,977	$96,787,066	$102,871,977	$96,787,066
Net Asset Value per Share	$1,030.51	$1,024.32	$1,030.51	$1,024.32
Common Shares Outstanding at the End of the Period	99,826.75	94,489.20	99,826.75	94,489.20
Dividend Distribution per Share	$14.51	$13.06	$14.51	$16.57

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from operations	$2,755,635	$3,254,542

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	433,568	(766,976)
Net realized (gains)/losses on investments	(97,928)	57,033
Net amortization of premium (accretion of discount)	613,228	85,684
Net income from payment-in-kind interest	(145,521)	(55,824)
Purchases and drawdowns of investments	(72,211,147)	(21,866,643)
Sales and maturities of and principal paydowns on investments	57,076,201	27,508,386
Changes in operating assets and liabilities:
Receivables - interest	(103,437)	1,740,772
Receivables - sale of investments	2,201,509	—
Organizational and offering fees payable	—	(10,200)
Management fees payable	(2,614)	71,066
Directors’ fees payable	45,000
Professional fees payable	96,145	68,658
Securities purchased payable	—	(3,022,655)
Incentive fees payable	(117,856)	62,438
Accrued other general and administrative expenses	(47,725)	163,932
Net Cash Provided by (Used in) Operating Activities	(9,504,942)	7,290,213
Cash Flows from Financing Activities:
Distributions (net of change in distributions payable)	(2,265,951)	(2,195,640)
Changes in advance share subscription amount	—	(2,500,000)
Proceeds from issuance of common shares	5,000,000	2,500,000
Cash Provided by (Used in) Financing Activities	2,734,049	(2,195,640)
Net Increase/(Decrease) in Cash and Cash Equivalents	(6,770,893)	5,094,573
Cash and cash equivalents, beginning of period	7,136,024	14,916,966
Cash and Cash Equivalents, End of Period	$365,131	$20,011,539
Supplemental Information
Dividends reinvested	$216,456	$207,765

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date(s)	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Corporate Bond Investments
Airlines
Onesky Flight, LLC	(3)	Corporate Bond	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	1,500,000	$1,549,757	$1,586,516	1.5%
										$1,549,757	$1,586,516	1.5%
Automotive & Auto Parts
Tenneco Inc.	(3)	Corporate Bond	N/A	N/A	8.00%	N/A	12/10/2025	11/17/2028	500,000	$501,055	$503,129	0.5%
										$501,055	$503,129	0.5%
Building Materials
New Enterprise Stone & Lime Co.	(3)	Corporate Bond	N/A	N/A	5.25%	N/A	8/28/2025, 10/10/2025	7/15/2028	2,000,000	$1,995,307	$1,991,834	1.9%
Standard Industries Inc.	(3)	Corporate Bond	N/A	N/A	4.38%	N/A	12/19/2025	7/15/2030	500,000	484,029	474,866	0.5%
										$2,479,336	$2,466,700	2.4%
Cable/Satellite TV
Midcontinent Communications	(3)	Corporate Bond	N/A	N/A	8.00%	N/A	3/6/2026	8/15/2032	500,000	$476,338	$438,135	0.4%
										$476,338	$438,135	0.4%
Consumer Products
Energizer Holdings, Inc.	(3)(8)	Corporate Bond	N/A	N/A	4.75%	N/A	12/10/2025	6/15/2028	1,500,000	$1,485,212	$1,488,165	1.5%
Masterbrand, Inc.	(3)(8)	Corporate Bond	N/A	N/A	7.00%	N/A	3/6/2026	7/15/2032	200,000	200,368	202,728	0.2%
										$1,685,580	$1,690,893	1.7%
Chemicals
Olympus Water US Holdings Corp.	(3)	Corporate Bond	N/A	N/A	4.25%	N/A	6/27/2024, 12/10/2025	10/1/2027	200,000	$193,877	$194,004	0.2%
SCIH Salt Holdings Inc.	(3)	Corporate Bond	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	1,350,000	1,318,382	1,331,799	1.3%
										$1,512,259	$1,525,803	1.5%
Diversified Financial Services
APH Somerset Investor 2 LLC	(3)	Corporate Bond	N/A	N/A	7.88%	N/A	8/28/2025	11/1/2029	350,000	$362,231	$354,410	0.3%
Provident Funding Associates Ltd	(3)(8)	Corporate Bond	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	925,000	929,895	966,652	0.9%
										$1,292,126	$1,321,062	1.3%
Energy
Ascent Resources Utica Holding	(3)	Corporate Bond	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	1,100,000	$1,100,000	$1,113,042	1.1%
Rockies Express Pipeline LLC	(3)	Corporate Bond	N/A	N/A	4.80%	N/A	12/10/2025	5/15/2030	500,000	490,894	488,995	0.5%
Tallgrass Energy Partners LP	(3)	Corporate Bond	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	1,000,000	989,268	1,000,445	1.0%
										$2,580,162	$2,602,482	2.5%
Gaming
Penn Entertainment, Inc.	(3)(8)	Corporate Bond	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	500,000	$495,826	$500,046	0.5%
										$495,826	$500,046	0.5%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date(s)	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Healthcare
Prime Healthcare Services Inc.	(3)	Corporate Bond	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	325,000	$325,000	$339,524	0.3%
Paradigm Parent LLC	(3)	Corporate Bond	N/A	N/A	8.75%	N/A	3/6/2026	4/17/2032	300,000	265,341	268,500	0.3%
Star Parent, Inc.	(3)(8)	Corporate Bond	N/A	N/A	9.00%	N/A	3/6/2026	10/1/2030	500,000	514,085	523,186	0.5%
										$1,104,426	$1,131,210	1.1%
Homebuilders/Real Estate
Blackstone Mortgage Trust Inc.	(3)(8)	Corporate Bond	N/A	N/A	3.75%	N/A	8/28/2025	1/15/2027	1,000,000	$993,049	$989,227	1.0%
Shea Homes LP	(3)	Corporate Bond	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	1,500,000	1,465,444	1,485,280	1.4%
										$2,458,493	$2,474,507	2.4%
Insurance
Acrisure LLC / Acrisure Finance Inc.	(3)	Corporate Bond	N/A	N/A	4.25%	N/A	12/10/2025	2/15/2029	325,000	$317,554	$296,633	0.3%
Asurion, LLC	(3)	Corporate Bond	N/A	N/A	8.38%	N/A	3/6/2026	2/1/2034	500,000	499,196	462,959	0.5%
										$816,750	$759,592	0.7%
Metals/Mining
Novelis Corp	(3)	Corporate Bond	N/A	N/A	4.75%	N/A	12/19/2025	1/30/2030	500,000	$483,362	$483,414	0.5%
										$483,362	$483,414	0.5%
Publishing/Printing
McGraw-Hill Education Inc.	(3)(8)	Corporate Bond	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024, 11/19/2025	8/1/2028	1,675,000	$1,660,413	$1,668,243	1.6%
										$1,660,413	$1,668,243	1.6%
Services
Allied Universal Holdco LLC	(3)	Corporate Bond	N/A	N/A	4.63%	N/A	12/10/2025	6/1/2028	1,500,000	$1,483,815	$1,479,250	1.4%
Allied Universal Holdco LLC	(3)	Corporate Bond	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	1,250,000	1,260,926	1,306,734	1.3%
Beacon Mobility Corp.	(3)	Corporate Bond	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	700,000	700,000	726,483	0.7%
										$3,444,741	$3,512,467	3.4%
Super Retail
Champ Acquisition Corp.	(3)	Corporate Bond	N/A	N/A	8.38%	N/A	11/25/2024, 10/31/2025	12/1/2031	775,000	$811,854	$810,820	0.8%
Ken Garff Automotive LLC	(3)	Corporate Bond	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	1,300,000	1,250,570	1,287,365	1.3%
Magnera Corporation	(3)(8)	Corporate Bond	N/A	N/A	4.75%	N/A	3/6/2026	11/15/2029	500,000	464,702	466,672	0.5%
Victra Holdings, LLC	(3)	Corporate Bond	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	875,000	895,553	902,717	0.9%
										$3,422,678	$3,467,574	3.4%
Technology
Cloud Software Group, Inc.	(3)	Corporate Bond	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	250,000	$247,281	$242,843	0.2%
Open Text Corporation	(3)(8)	Corporate Bond	N/A	N/A	3.88%	N/A	3/6/2026	2/15/2028	500,000	484,331	487,268	0.5%
										$731,612	$730,111	0.7%
Telecommunications
Zayo Group Holdings, Inc.	(3)	Corporate Bond	N/A	N/A	9.25%	1.00%	3/6/2026	3/9/2030	294,990	$291,645	$294,621	0.3%
										$291,645	$294,621	0.3%
Transportation Excluding Air/Rail
First Student Bidco Inc	(3)	Corporate Bond	N/A	N/A	4.00%	N/A	12/19/2025	7/31/2029	500,000	$487,407	$478,834	0.5%
										$487,407	$478,834	0.5%
Utilities
Alpha Generation LLC	(3)	Corporate Bond	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	875,000	$883,517	$891,087	0.9%
Terraform Power LLC	(3)(8)	Corporate Bond	N/A	N/A	5.00%	N/A	12/10/2025	1/31/2028	1,000,000	998,377	993,920	1.0%
										$1,881,895	$1,885,007	1.8%
Total Corporate Bond Investments										$29,355,860	$29,520,346	28.7%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date(s)	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(5)
Building Materials
Chariot Buyer LLC	(3)(4)	Term Loan	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	397,244	$397,244	$397,152	0.4%
MIWD Holdco II LLC	(3)(4)	Term Loan	1 Month SOFR USD + 2.75%	-	7.59%	N/A	10/15/2024	3/28/2031	486,564	488,277	479,591	0.5%
Tamko Building Products, LLC	(3)(4)	Term Loan	3 Month SOFR USD + 2.75%	-	7.34%	N/A	6/18/2024, 6/27/2024	9/20/2030	1,470,075	1,475,215	1,465,944	1.4%
				-						$2,360,736	$2,342,687	2.3%
Capital Goods				-
Arcline FM Holdings, LLC	(3)(4)	Term Loan	3 Month SOFR USD + 2.75%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	664,921	$664,090	$666,677	0.7%
Resilience Parent LLC	(3)(4)	Term Loan	3 Month SOFR USD + 2.50%	-	6.42%	N/A	1/23/2026, 3/11/2026	2/28/2033	152,174	151,820	151,809	0.2%
										$815,910	$818,486	0.8%
Consumer Products
MRO Maryruth, LLC	(4)	Term Loan	1 Month SOFR USD + 4.75%	0.75%	8.45%	N/A	11/5/2025	9/30/2031	992,500	$982,972	$982,575	1.0%
										$982,972	$982,575	1.0%
Containers
Clydesdale Acquisition Holdings Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.18%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	827,820	$833,556	$812,199	0.8%
ProAmpac PG Borrower LLC	(3)(4)	Term Loan	3 Month SOFR USD + 4.00%	-	7.92%	N/A	2/20/2026, 3/11/2026	3/7/2033	400,000	394,637	392,644	0.4%
Veritiv Operating Co.	(3)(4)	Term Loan	3 Month SOFR USD + 4.00%	-	9.09%	N/A	6/27/2024	11/29/2030	1,179,000	1,179,000	1,112,528	1.1%
										$2,407,194	$2,317,371	2.3%
Diversified Support Services
PSA Worldwide, LLC		Term Loan	N/A	N/A	12.00%	N/A	3/19/2024	3/19/2029	5,829,063	$5,755,832	$5,829,187	5.7%
										$5,755,832	$5,829,187	5.7%
Diversified Financial Services
Dragon Buyer Inc.	(3)(4)	Term Loan	3 Month SOFR USD + 2.75%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	467,875	$465,641	$391,649	0.4%
Nvent Thermal LLC	(3)(4)	Term Loan	1 Month SOFR USD + 3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	1,025,253	1,024,437	1,027,272	1.0%
PayArc, LLC	(4)	Term Loan	3 Month SOFR USD + 6.50%	-	10.15%	N/A	6/30/2026	5/22/2031	4,626,956	4,534,456	4,534,417	4.4%
										$6,024,534	$5,953,338	5.8%
Food/Beverage/Tobacco
Cold Spring Brewing Holdings, LLC	(4)	Term Loan A-1	3 Month SOFR USD + 3.75%	-	7.67%	N/A	2/26/2026	12/10/2029	981,720	$977,103	$976,812	1.0%
Savor Acquisition Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.00%	-	6.92%	N/A	12/17/2025	2/19/2032	46,647	46,647	46,868	0.1%
										$1,023,750	$1,023,680	1.0%
Healthcare
Heartland Dental LLC	(3)(4)	Term Loan	1 Month SOFR USD + 4.50%	-	9.09%	N/A	12/6/2024	4/28/2028	982,538	$986,065	$982,724	1.0%
Cotiviti, Inc.	(3)(4)	Term Loan	3 Month SOFR USD + 2.75%	-	6.67%	N/A	1/22/2026	5/1/2031	621,835	597,924	567,817	0.6%
Team Services Holdings, Inc.	(3)(4)	Term Loan	3 Month SOFR USD + 5.25%	-	9.17%	N/A	1/30/2026	1/31/2033	385,000	381,380	375,737	0.4%
										$1,965,369	$1,926,278	1.9%
Health Care Services
Carolina Center for Autism Services, LLC		Term Loan	N/A	-	13.00%	2.00%	11/21/2024	11/21/2027	5,570,202	$5,490,971	$5,577,937	5.4%
Carolina Center for Autism Services, LLC		Delayed Draw Term Loan	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2027	1,444,150	1,410,069	1,446,156	1.4%
										6,901,040	7,024,093	6.8%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date(s)	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Homebuilders/Real Estate
Sisu Energy & Environmental, LLC	(4)	Term Loan	3 Month SOFR USD + 7.50%	2.00%	11.19%	N/A	1/30/2026	1/30/2031	6,480,000	$6,360,727	$6,480,000	6.3%
										$6,360,727	$6,480,000	6.3%
Technology
FTAI Infrastructure Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.00%	-	8.09%	N/A	6/24/2024	6/27/2031	1,182,068	$1,183,463	$1,173,202	1.1%
Rocket Software, Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.75%	0.50%	8.84%	N/A	12/11/2024	11/28/2028	491,288	492,375	465,824	0.5%
										$1,675,838	$1,639,026	1.6%
Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC		Term Loan	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	8,989,033	$8,785,873	$8,956,043	8.7%
Guardian Fleet Services, Inc.	(4)	Term Loan	3 Month SOFR USD + 9.00%	2.50%	13.14%	1.75%	12/18/2024, 4/2/2025, 7/30/2025, 9/30/2025	2/10/2028	8,479,902	8,414,964	8,567,510	8.3%
										$17,200,837	$17,523,553	17.0%
Services
Gloves Buyer Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 4.00%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	746,250	$742,635	$748,272	0.7%
										$742,635	$748,272	0.7%
Total Senior Secured Loan Debt Investments										$54,217,373	$54,608,546	53.1%

Equity Investments - Preferred Stock(10)
Diversified Support Services
PSA Holdings, LLC		Preferred Stock	N/A	N/A	8.00%	N/A	3/19/2024	N/A	495,570	$495,570	$309,312	0.3%
										$495,570	$309,312	0.3%
Homebuilders/Real Estate
Sisu Energy & Environmental, LLC		Preferred Stock	N/A	N/A	N/A	N/A	1/30/2026	N/A	648	$648,000	$648,000	0.6%
										$648,000	$648,000	0.6%
Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC		Preferred Stock	N/A	N/A	8.00%	N/A	2/6/2025	N/A	984,960	$984,960	$867,968	0.8%
Guardian Fleet Services, Inc.	(7)	Preferred Stock	N/A	N/A	4.75%	N/A	12/18/2024	N/A	1,650,498	1,650,498	2,112,977	2.1%
										$2,635,458	$2,980,945	2.9%
Total Preferred Stock										$3,779,028	$3,938,257	3.8%
Total Equity Investments										$3,779,028	$3,938,257	3.8%

Warrants
Diversified Financial Services
PayArc Holdings, LLC	(7)	Warrants	N/A	N/A	N/A		6/30/2026	5/22/2036	88,718	$—	$—	0.0%
										$—	$—	0.0%
Transportation Excluding Air/Rail
Guardian Fleet Services, Inc.		Warrants	N/A	N/A	N/A		12/18/2024	N/A	241,912	$—	$256,052	0.2%
										$—	$256,052	0.2%
Total Warrants										$—	$256,052	0.2%

Short-Term Investments
Money Market Funds
First American Treasury Obligation Class X	(11)	Money Market Fund	N/A	N/A	3.66%		2/1/2024	N/A	14,045,778	$14,045,778	$14,045,778	13.7%
Total Short-Term Investments										$14,045,778	$14,045,778	13.7%

Total Non-Controlled/Non-Affiliated Investments										$101,398,039	$102,368,979	99.5%

Total Investments										$101,398,039	$102,368,979	99.5%

Other Assets in Excess of Liabilities											502,998	0.5%
Net Assets											$102,871,977	100%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost presented represents the original cost of the investment, adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 6).

(3)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; the rate shown is the rate in effect on June 30, 2026. An index may have a negative rate. The interest rate may also be subject to a ceiling or floor.

(5)	Unless otherwise noted, all Senior Secured Loan Debt Investments are First Lien Term Loans that bear interest at variable rates periodically determined by reference to a base lending rate plus a stated premium. These base lending rates generally include: (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, including SOFR, or (iii) the Certificate of Deposit rate. Senior Secured Loan Debt Investments are generally exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”); however, such Investments may be subject to restrictions on resale and may not be publicly traded. Floating rate Senior Secured Loan Debt Investments may require mandatory prepayments from excess cash flow and may also permit borrowers to prepay at their option. The extent to which borrowers prepay debt, whether pursuant to contractual obligations or at their discretion, may affect the average life and yield of such investments.

(6)	Unless otherwise noted, as of June 30, 2026, each investment was a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

(7)	This investment is not currently income producing.

(8)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(9)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 10 of the Consolidated Schedule of Investments as of June 30, 2026 for additional information on our restricted securities.

(10)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $3,938,257 at fair value and represented 3.8% of the Company’s net assets.

(11)	Represents securities categorized as “Level 1” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments(3)
Airlines
American Airlines Corp.	Corporate Bond	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	279,167	$276,725	$279,564	0.3%
Onesky Flight LLC	Corporate Bond	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	1,500,000	$1,554,203	$1,604,975	1.7%
Total Airlines									$1,830,928	$1,884,539	2.0%

Automotive & Auto Parts
Tenneco Inc.	Corporate Bond	N/A	N/A	8.00%	N/A	12/10/2025	11/17/2028	500,000	$501,202	$501,600	0.5%
Total Automotive & Auto Parts									$501,202	$501,600	0.5%

Building Materials
Standard Industries Inc.	Corporate Bond	N/A	N/A	4.38%	N/A	12/19/2025	7/15/2030	500,000	$482,266	$482,654	0.5%
New Enterprise Stone	Corporate Bond	N/A	N/A	5.25%	N/A	8/28/2025, 10/10/2025	7/15/2028	2,000,000	$1,994,206	$2,000,442	2.1%
Total Building Materials									$2,476,472	$2,483,096	2.6%

Broadcasting
Univision Communications	Corporate Bond	N/A	N/A	8.00%	N/A	12/19/2025	8/15/2028	500,000	$517,846	$517,811	0.5%
Total Broadcasting									$517,846	$517,811	0.5%

Consumer Products
Energizer Holdings Inc.(8)	Corporate Bond	N/A	N/A	4.75%	N/A	12/10/2025	6/15/2028	1,500,000	$1,481,688	$1,487,096	1.6%
Total Consumer Products									$1,481,688	$1,487,096	1.6%

Chemicals
Olympus Water US Holdings Corp.	Corporate Bond	N/A	N/A	4.25%	N/A	6/27/2024, 12/10/2025	10/1/2027	1,000,000	$963,068	$970,523	1.0%

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Scih Salt Holdings Inc	Corporate Bond	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	1,350,000	$1,310,400	$1,350,246	1.4%
Wr Grace Holding LLC	Corporate Bond	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024, 12/10/2025	6/15/2027	2,122,000	$2,105,314	$2,115,935	2.2%
Total Chemicals									$4,378,782	$4,436,704	4.6%

Containers
Owens-brockway(8)	Corporate Bond	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	1,250,000	$1,249,302	$1,254,398	1.3%
Total Containers									$1,249,302	$1,254,398	1.3%

Diversified Financial Services
Aquarian	Corporate Bond	N/A	N/A	7.88%	N/A	8/28/2025	11/1/2029	700,000	$727,674	$707,767	0.7%
Provident Fdg	Corporate Bond	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	925,000	$930,060	$975,727	1.0%
Azorra Finance	Corporate Bond	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	1,250,000	$1,250,000	$1,320,110	1.4%
Dcli Bidco LLC	Corporate Bond	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	1,125,000	$1,140,939	$1,156,049	1.2%
Total Diversified Financial Services									$4,048,673	$4,159,653	4.3%

Energy
Tallgrass Nrg Prtnr/fin	Corporate Bond	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	1,000,000	$988,249	$1,008,087	1.0%
Ascent Resources(8)	Corporate Bond	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	1,100,000	$1,100,000	$1,137,217	1.2%
Rockies Express Pipeline	Corporate Bond	N/A	N/A	4.80%	N/A	12/10/2025	5/15/2030	500,000	$489,834	$491,722	0.5%
Total Energy									$2,578,083	$2,637,026	2.7%
Gaming
Great Canadian Gaming Co	Corporate Bond	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	175,000	$175,000	$176,776	0.2%
Penn Entertainment Inc.(8)	Corporate Bond	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	500,000	$492,092	$499,314	0.5%

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Rivers Enterprise	Corporate Bond	N/A	N/A	6.25%	N/A	12/10/2025	10/15/2030	500,000	$507,364	$510,365	0.5%
Total Gaming									$1,174,456	$1,186,455	1.2%

Healthcare
Prime Healthcare Service	Corporate Bond	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	500,000	$500,000	$525,002	0.6%
Us Acute Care Solutions	Corporate Bond	N/A	N/A	9.75%	N/A	8/28/2025, 12/19/2025	5/15/2029	1,000,000	$1,005,121	$1,007,415	1.0%
Total Healthcare									$1,505,121	$1,532,417	1.6%

Homebuilders/Real Estate
Blackstone Mortgage(8)	Corporate Bond	N/A	N/A	3.75%	N/A	8/28/2025	1/15/2027	1,000,000	$986,760	$989,956	1.0%
Shea Homes Lp	Corporate Bond	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	1,500,000	$1,455,515	$1,486,875	1.5%
Total Homebuilders/Real Estate									$2,442,275	$2,476,831	2.5%

Insurance
Acrisure LLC / Fin Inc.	Corporate Bond	N/A	N/A	4.25%	N/A	12/10/2025	2/15/2029	500,000	$486,513	$487,579	0.5%
Total Insurance									$486,513	$487,579	0.5%

Metals/Mining
Novelis Corp.	Corporate Bond	N/A	N/A	4.75%	N/A	12/19/2025	1/30/2030	500,000	$481,278	$483,000	0.5%
Total Metals/Mining									$481,278	$483,000	0.5%

Publishing/Printing
Cimpress Plc(8)	Corporate Bond	N/A	N/A	7.38%	N/A	8/28/2025	9/15/2032	1,000,000	$1,002,366	$1,020,004	1.1%
McGraw-Hill Education	Corporate Bond	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024, 11/19/2025	8/1/2028	1,675,000	$1,657,179	$1,682,963	1.8%
Total Publishing/Printing									$2,659,545	$2,702,967	2.9%

Railroads
Watco Cos LLC	Corporate Bond	N/A	N/A	7.13%	N/A	9/17/2025	8/1/2032	1,000,000	$1,030,404	$1,046,850	1.1%
Total Railroads									$1,030,404	$1,046,850	1.1%

Services
Allied Universal Holdco	Corporate Bond	N/A	N/A	4.63%	N/A	12/10/2025	6/1/2028	1,500,000	$1,479,855	$1,479,438	1.5%

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Allied Universal Holdco	Corporate Bond	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	1,250,000	$1,260,541	$1,317,348	1.4%
Total Services									$2,740,396	$2,796,786	2.9%

Super Retail
Champ Acquisition Corp.	Corporate Bond	N/A	N/A	8.38%	N/A	11/25/2024, 10/31/2025	12/1/2031	775,000	$814,021	$837,204	0.9%
Ken Garff Automotive LLC	Corporate Bond	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	1,300,000	$1,240,434	$1,295,736	1.3%
Victra Hldg	Corporate Bond	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	875,000	$896,307	$923,299	1.0%
Total Super Retail									$2,950,762	$3,056,239	3.2%

Technology
Cloud Software Grp Inc.	Corporate Bond	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	250,000	$246,842	$253,272	0.3%
Cloud Software Grp Inc.	Corporate Bond	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	1,175,000	$1,193,591	$1,227,922	1.3%
Rocket Software Inc.	Corporate Bond	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	875,000	$875,000	$902,262	0.9%
Total Technology									$2,315,433	$2,383,456	2.5%

Transportation Excluding Air/Rail
Beacon Mobility Corp.	Corporate Bond	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	700,000	$700,000	$732,113	0.8%
Frst Stu Bid/frst Trans	Corporate Bond	N/A	N/A	4.00%	N/A	12/19/2025	7/31/2029	500,000	$485,522	$486,112	0.5%
Total Transportation Excluding Air/Rail									$1,185,522	$1,218,225	1.3%

Utilities
Alpha Generation LLC	Corporate Bond	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	875,000	$883,067	$904,326	0.9%
Lightning Power LLC	Corporate Bond	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	800,000	$807,649	$850,785	0.9%
Terraform Power Operating	Corporate Bond	N/A	N/A	5.00%	N/A	12/10/2025	1/31/2028	1,000,000	$997,855	$999,021	1.0%
Total Utilities									$2,688,571	$2,754,132	2.8%
Total Corporate Bond Investments									$40,723,252	$41,486,860	43.0%

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4),(5)
Building Materials
Chariot Buyer LLC	Term Loan	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	149,250	$149,250	$149,468	0.2%
MIWD Holdco II LLC	Term Loan	1 Month SOFR USD + 2.75%	-	7.59%	N/A	10/15/2024	3/28/2031	493,759	$495,263	$493,606	0.5%
Tamko Building Products, LLC	Term Loan	3 Month SOFR USD +2.75%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	1,477,538	$1,481,962	$1,484,925	1.5%
Total Building Materials									$2,126,475	$2,127,999	2.2%

Capital Goods
Arcline FM Holdings, LLC	Term Loan	3 Month SOFR USD +2.75%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	668,271	$667,478	$670,149	0.7%
Husky Injection Molding Sys LTD	Delayed Draw Term Loan	1 Month SOFR USD + 2.25%	-	7.67%	N/A	12/8/2025	2/15/2029	58,824	$-	$376	0.0%
Nvent Thermal LLC	Term Loan	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	1,030,418	$1,029,730	$1,036,538	1.1%
Total Capital Goods									$1,697,208	$1,707,063	1.8%

Consumer Products
ACP Tara Holdings Inc.	Term Loan	3 Month SOFR USD +3.25%	-	7.51%	N/A	9/17/2025	9/17/2032	160,000	$159,602	$160,800	0.2%
MRO Maryruth	Term Loan	1 Month SOFR USD + 4.75%	0.75%	8.45%	N/A	11/5/2025	9/30/2031	997,500	$987,789	$977,550	1.0%
Total Consumer Products									$1,147,391	$1,138,350	1.2%

Containers

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Clydesdale Acquisition Holdings Inc.	Term Loan	1 Month SOFR USD +3.175%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	827,820	$832,245	$827,961	0.9%
Veritiv Operating Co.	Term Loan	3 Month SOFR USD +4.00%	-	9.09%	N/A	6/27/2024	11/29/2030	1,185,000	$1,185,000	$1,183,649	1.2%
Total Containers									$2,017,245	$2,011,610	2.1%

Collateralized Debt Obligation
Neub 2022-50a Br(8)	Collateralized Loan Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	500,000	$501,125	$501,007	0.5%
Total Collateralized Debt Obligation									$501,125	$501,007	0.5%

Diversified Support Services
PSA Holdings, LLC(3)	Term Loan	N/A	N/A	13.00%	N/A	3/19/2024	3/19/2029	3,891,896	$3,841,894	$3,901,295	4.0%
Total Diversified Support Services									$3,841,894	$3,901,295	4.0%

Diversified Financial Services
Dragon Buyer Inc.	Term Loan	3 Month SOFR USD +2.75%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	470,250	$468,309	$470,250	0.5%
Total Diversified Financial Services									$468,309	$470,250	0.5%

Food/Beverage/Tobacco
Savor Acquisition Inc.	Term Loan	1 Month SOFR USD + 3.00%	-	6.92%	N/A	12/17/2025	2/19/2032	46,882	$46,882	$47,038	0.1%
Total Food/Beverage/Tobacco									$46,882	$47,038	0.1%

Healthcare
Heartland Dental LLC	Term Loan	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	987,500	$991,016	$990,867	1.0%
Total Healthcare									$991,016	$990,867	1.0%

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Health Care Services
Carolina Center for Autism Services, LLC	Delayed Draw Term Loan	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2029	6,944,231	$6,828,284	$6,997,377	7.3%
Total Health Care Services									$6,828,284	$6,997,377	7.3%

Homebuilders/Real Estate
Cushman & Wakefield US Borrower LLC (8)	Term Loan	1 Month SOFR USD +2.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	849,624	$855,365	$853,991	0.9%
Total Homebuilders/Real Estate									$855,365	$853,991	0.9%

Technology
Fortress Trans & Infrast	Term Loan	1 Month SOFR USD +3.00%	-	8.09%	N/A	6/24/2024	6/27/2031	1,188,023	$1,189,383	$1,186,918	1.2%
Rocket Software, Inc.	Term Loan	1 Month SOFR + 3.75%	0.50%	8.84%	N/A	12/11/2024	11/28/2028	493,769	$494,674	$493,492	0.5%
Total Technology									$1,684,057	$1,680,410	1.7%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC(3)	Term Loan	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	11,213,770	$11,005,915	$11,227,580	11.7%
Total Transportation Excluding Air/Rail									$11,005,915	$11,227,580	11.7%

Transportation Infrastructure
Guardian Fleet Services, Inc.(3)	Term Loan	3 Month SOFR USD +9.00%	2.50%	13.14%	1.75%	12/18/2024, 4/2/2025, 7/30/2025, 9/30/2025	2/10/2028	8,405,780	$8,335,042	$8,454,306	8.8%
Total Transportation Infrastructure									$8,335,042	$8,454,306	8.8%

Services

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
DXP Enterprises Inc.	Term Loan	3 Month SOFR USD +3.25%	1.00%	7.17%	N/A	12/23/2025	10/7/2030	124,688	$124,688	$125,591	0.1%
Gloves Buyer Inc.	Term Loan	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	750,000	$746,564	$745,177	0.8%
Wash Bidco Inc.	Term Loan	1 Month SOFR USD +3.25%	-	7.51%	N/A	9/19/2025	8/9/2032	362,000	$361,132	$364,715	0.4%
Total Services									$1,232,384	$1,235,483	1.3%
Total Senior Secured Loan Debt Investments									$42,778,592	$43,344,626	45.1%

Equity Investments - Preferred Stock(10)

Diversified Support Services
PSA Holdings, LLC(7)	Preferred Stock	N/A	N/A	8.00%	N/A	3/19/2024	N/A	495,570	$495,570	$404,820	0.4%
Total Diversified Support Services									$495,570	$404,820	0.4%
Transportation Infrastructure
Guardian Fleet Services, Inc.(7)	Preferred Stock	N/A	N/A	4.75%	N/A	12/18/2024	N/A	1,650,498	$1,650,498	$2,163,846	2.2%
Total Transportation Infrastructure									$1,650,498	$2,163,846	2.2%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC(2),(7)	Preferred Stock	N/A	N/A	8.00%	N/A	2/6/2025	N/A	984,960	$984,960	$629,126	0.7%
Total Transportation Excluding Air/Rail									$984,960	$629,126	0.7%
Total Preferred Stock									$3,131,028	$3,197,792	3.3%
Total Equity Investments									$3,131,028	$3,197,792	3.3%

Portfolio Company(6), (9)	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment -in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Warrants Transportation Infrastructure
Guardian Fleet Services, Inc.(7)	Warrants	N/A	N/A	N/A	N/A	12/18/2024	N/A	241,912	$-	$8,102	0.0%
Total Transportation Infrastructure									$-	$8,102	0.0%
Total Warrants									$-	$8,102	0.0%

Money Market Funds(3)
First American Treasury Obligation Class X	Money Market Fund	N/A	N/A	3.66%	N/A	2/1/2024	N/A	6,217,008	$6,217,008	$6,217,008	6.5%
Total Money Market Funds									$6,217,008	$6,217,008	6.5%

Total Non-Controlled/Non-Affiliated Investments									$92,849,880	$94,254,388	97.9%

Total Investments									$92,849,880	$94,254,388	97.9%

Assets in Excess of Other Liabilities										2,092,124	2.1%
Net Assets										$96,346,512	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 6).

(3)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(6)	Unless otherwise noted, as of December 31, 2025, each investment was a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

(7)	This investment is not currently income producing.

(8)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(9)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 10 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.

(10)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $3,197,792 at fair value and represented 3.3% of the Company’s net assets.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2026, the Company’s cash balance totaled $365,131. As of December 31, 2025, the Company’s cash and cash equivalents balance totaled $7,136,024.

The Company presents investments in short term investments on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments”.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination, in good faith, pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

Payment-in-Kind (“PIK”) Interest

The Company currently holds, and expects to hold in the future, certain investments in its portfolio that contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Identification of Non-Accrual Investments

The Company places a debt or preferred equity investment on non-accrual status when it is determined that the collection of interest is not probable or when the investment is 90 days or more past due as to principal or interest, unless the investment is both well secured and in the process of collection. In addition, the Company may place an investment on non-accrual status earlier if, in the judgment of management and the Board of Directors, the investment has experienced credit deterioration such that the full collection of contractual principal or interest is no longer probable.

When a debt investment is placed on non-accrual status:

●	accrued but unpaid interest is reversed against current period interest income;

●	the Company ceases to accrue interest income on the investment;

●	cash interest payments received, if any, are applied as a reduction of the investment’s amortized cost basis unless management believes collection of principal is probable, in which case cash received may be recognized as interest income on a cash basis; and

●	original issue discount (“OID”) and PIK interest are no longer accrued.

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

Non-accrual status does not, by itself, result in a realized loss. Any changes in fair value are reflected as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

As of June 30, 2026 and December 31, 2025, there were no debt investments on non-accrual status.

Interest income foregone represents the amount of interest income that would have been recognized during the year. The Company did not recognize any cash interest income on a non-accrual basis during the three and six months ended June 30, 2026.

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

Correction of Prior Period Presentation

In the current period, the Company has separately presented “Interest Receivables” on the Consolidated Statements of Assets and Liabilities and Consolidated Statement of Cash Flows that was previously recorded within “Interest and Other” in the Consolidated Financial Statements. Additionally, the Company has separately presented “Income from Payment-in-Kind Interest” on the Consolidated Statements of Operations and Consolidated Statement of Cash Flows that was previously recorded within “Interest Income” on the Consolidated Statement of Operations and within “Net Accretion of Discounts and Amortization of Premium on Investments” on the Consolidated Statement of Cash Flows. The Company corrected this presentation as of and for the period ended June 30, 2026.

Segment Reporting

The Company timely adopted Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The Company’s adoption of ASU 2023-07 impacted disclosures only and did not affect the Company’s financial position, results of operations, cash flows, or NAV.

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

Significant expense categories regularly provided to and reviewed by the CODM include Management Fees and Incentive Fees (each as defined below), interest and financing expenses, professional fees, directors’ fees and expenses, and other general and administrative expenses. These expense categories are reported in the Company’s Consolidated Statements of Operations.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

During the six months ended June 30, 2026, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$14.51	$1,446,626

During the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	13.06	1,232,669

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

During the three and six months ended June 30, 2026, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

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

Management Fee

Pursuant to the Investment Advisory Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases by the Company during a calendar quarter. The Management Fee for any partial quarter shall be appropriately pro-rated (based on the number of days actually elapsed relative to the total number of days in such quarter). “Net assets” for purposes of calculating the Management Fee means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP.

Pursuant to a fee waiver letter (the “Fee Waiver Letter”), on December 26, 2025, the Adviser voluntarily agreed to reduce its Management Fee payable from the annual rate of 1.25% of the value of the Company’s net assets to an annual rate of 0.95% of the value of the Company’s net assets for the fiscal quarters ended December 31, 2025 and March 31, 2026.

On May 1, 2026, pursuant to a new fee waiver letter (the “New Fee Waiver Letter”), the Adviser voluntarily agreed to extend the terms of the existing Fee Waiver Letter for the fiscal quarters ended June 30, 2026 and September 30, 2026. Accordingly, the Management Fee payable to the Adviser under the Investment Advisory Agreement for such quarters will remain at an annual rate of 0.95% of the value of the Company’s net assets, reduced from an annual rate of 1.25% of the value of the Company’s net assets as provided in the Investment Advisory Agreement. The Company will recommence paying the Adviser a Management Fee that complies with the existing terms of the Investment Advisory Agreement on October 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the New Fee Waiver Letter.

For the three and six months ended June 30, 2026 and 2025, the Company incurred Management Fees of $301,905, $598,863, $299,702 and $584,463, respectively. During those periods, the Adviser voluntarily waived $72,457, $143,727, $0, and $0, respectively, of such Management Fees.

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

Incentive Fee Based on Income

The portion of the Incentive Fee based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Management Fee, fees and expenses payable under the Company’s administration agreement with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”) (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

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

For the three and six months ended June 30, 2026 and 2025, the Company recorded Incentive Fees based on income in the amounts of $0, $0, $0 and $0, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company recorded Incentive Fees based on capital gains in the amounts of $10,781, $10,781, $47,955 and $78,645, respectively. The capital gains incentive fee is calculated on a cumulative basis and may fluctuate from period to period based on changes in realized and unrealized gains and losses.

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

The Investment Advisory Agreement was approved for an initial two-year term on September 14, 2023, was most recently renewed for a successive one-year period on July 14, 2026, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”) and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board or (2) a majority of the Company’s outstanding voting securities. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment.

Administration Agreement and Fund Accounting Agreement

The Company has entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate. In addition, the Company has entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the Company. The Company reimburses U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively. For the three and six months ended June 30, 2026 and 2025, the Company incurred fees of $37,860, $75,720, $0 and $0, respectively, payable under the Administration Agreement in professional fees. For the three and six months ended June 30, 2026 and 2025, the Company incurred fees of $25,240, $50,480, $0 and $0, respectively, payable under the Fund Accounting Agreement in professional fees.

Placement Agent Agreement

The Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. The Company pays all expenses associated with the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement. For the three and six months ended June 30, 2026 and 2025, the Company incurred fees of $0, $0, $0 and $0, respectively, payable under the Placement Agent Agreement.

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

Organizational and Offering Expenses

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. For each of the three and six months ended June 30, 2026 and 2025, no organizational and offering fees were incurred by the Company.

Reimbursement of Certain Expenses

From time to time, Muzinich & Co. pays certain operating costs on behalf of the Company, which the Company is obligated to reimburse. As of June 30, 2026 and 2025, amounts reimbursable to Muzinich & Co. totaled $31,439 and $16,288, respectively, and are included within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of June 30, 2026, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

As of June 30, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

Co-Investment Exemptive Order

On May 27, 2026, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where such transactions would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. During the six months ended June 30, 2026 and 2025, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of June 30, 2026, the Company had the following unfunded commitments to provide debt financing to its portfolio companies:

	Expiration Date	As of June 30, 2026
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2027	898,605
Total unfunded commitments		$898,605

As of December 31, 2025, the Company had the following unfunded commitments to provide debt financing to its portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	898,605
Total unfunded commitments		$898,605

Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities that are not reflected therein.

As of June 30, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

As of June 30, 2026 and December 31, 2025, the Company had investments in 70 and 67 portfolio companies, respectively. The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$29,355,860	$29,520,346	$40,723,252	$41,486,860
Senior Secured Loan Debt Investments	54,217,373	54,608,546	42,778,592	43,344,626
Equity Investments – Preferred Stock	3,779,028	3,938,257	3,131,028	3,197,792
Warrants	-	256,052	-	8,102
Money Market Funds	14,045,778	14,045,778	6,217,008	6,217,008
Total Investments	$101,398,039	$102,368,979	$92,849,880	$94,254,388

100% of the Company’s investments as of June 30, 2026 and December 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2026 and December 31, 2025 was as follows:

Industry	June 30, 2026	December 31, 2025
Transportation Excluding Air/Rail	20.6%	13.6%
Homebuilders/Real Estate	9.3%	3.5%
Health Care Services	6.8%	7.3%
Diversified Financial Services	7.1%	4.8%
Building Materials	4.7%	4.8%
Services	4.2%	4.2%
Diversified Support Services	6.0%	4.5%
Healthcare	3.0%	2.6%
Containers	2.3%	3.4%
Super Retail	3.4%	3.2%
Consumer Products	2.6%	2.7%
Utilities	1.8%	2.9%
Energy	2.5%	2.7%
Technology	2.3%	4.2%
Airlines	1.5%	2.0%
Publishing/Printing	1.6%	2.8%
Chemicals	1.5%	4.6%
Food/Beverage/Tobacco	1.0%	0.1%
Railroads	0.0%	1.1%
Gaming	0.5%	1.2%
Insurance	0.7%	0.5%
Capital Goods	0.8%	1.8%
Broadcasting	0.0%	0.5%
Telecommunications	0.3%	0.0%
Automotive & Auto Parts	0.5%	0.5%
Metals/Mining	0.5%	0.5%
Cable/Satellite TV	0.4%	0.0%
Transportation Infrastructure	0.0%	11.0%
Collateralized Debt Obligation	0.0%	0.5%
Total	85.9%	91.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$29,520,346	$-	$29,520,346
Senior Secured Loan Debt Investments	-	11,257,909	43,350,637	54,608,546
Equity Investments - Preferred Stock	-	-	3,938,257	3,938,257
Short Term Investment - Money Market Funds	14,045,778	-	-	14,045,778
Warrants	-	-	256,052	256,052
Total	$14,045,778	$40,778,255	$47,544,946	$102,368,979

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$41,486,860	$-	$41,486,860
Senior Secured Loan Debt Investments	-	12,764,068	30,580,558	43,344,626
Equity Investments - Preferred Stock	-	-	3,197,792	3,197,792
Money Market Funds	6,217,008	-	-	6,217,008
Warrants	-	-	8,102	8,102
Total	$6,217,008	$54,250,928	$33,786,452	$94,254,388

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
Senior Secured Loan Debt Investments	2026	2025
Fair value, beginning of period	$30,580,558	$12,316,326
Purchases of investments	13,866,444	16,013,270
Proceeds from principal pre-payments and sales of investments	(2,338,019)	(145,092)
Net realized gain (loss)	84,184	2,354
Net change in unrealized appreciation/(depreciation)	78,485	146,570
Net accretion of discount (amortization of discount) on investments	(42,808)	84,476
Payment-in-kind interest	144,243	55,824
Transfers into (out of) Level 3(1)	977,550	-
Fair value, end of period	$43,350,637	$28,473,728

(1)	During the six months ended June 30, 2026, transfers into and out of Level 3 were attributable to the observability of market data and resulted from decreases in liquidity, security restructurings, reclassification, or corporate actions.

	For the six months ended June 30,
Equity Investments - Preferred Stock	2026	2025
Fair value, beginning of period	$3,197,792	$2,238,363
Purchases of investments	648,000	984,960
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	92,465	295,051
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,938,257	$3,518,374

	For the six months ended June 30,
Warrants	2026	2025
Fair value, beginning of period	$8,102	$-
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	247,950	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$256,052	$-

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the respective periods relating to these Level 3 assets that were still held by the Company as of and for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
Net Change in Unrealized Appreciation/(Depreciation)	2026	2025
Senior Secured Loan Debt Investments	$78,485	$146,570
Equity Investments - Preferred Stock	92,465	295,051
Warrants	247,950	-
Total	$418,900	$441,621

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$36,856,833	Discounted cash flow	Discount rate	6.22% - 10.98%	8.63%
Senior Secured Loan Investments (Non-Liquid)(1)	$4,534,417	Recent Transaction Price(3)	N/A	N/A	N/A
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$1,959,387	Comparable Transaction Price(1)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$3,290,257	Market approach	EBITDA multiples	5.25x - 9.15x	7.78x
Equity Investments - Preferred Stock	$648,000	Comparable Transaction Price(3)	N/A	N/A	N/A
Equity Investments - Warrants	$256,052	Market approach	EBITDA multiples	9.15x	9.15x
Total	$47,544,946

(1)	Privately held assets without available third-party pricing or trading information.

(2)	Based on private transaction price of comparable security.

(3)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$30,580,558	Discounted cash flow	Discount rate	7.41% – 11.10%	9.24%
Equity Investments - Preferred Stock	$3,197,792	Market approach	EBITDA multiples	5.36x – 7.85x	7.05x
Equity Investments - Warrants	$8,102	Market approach	EBITDA multiples	7.85x	7.85x
Total	$33,786,452

(1)	Privately held assets without available third-party pricing or trading information.

7. Net Assets

Common Stock Issuances

During the six months ended June 30, 2026, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
April 1, 2026	4,893.52	$5,000,000

During the six months ended June 30, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.09	$2,500,000

Distributions

During the six months ended June 30, 2026, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$14.51	$1,446,626

During the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669

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

The following table reflects the shares issued under the DRP to participants during the six months ended June 30, 2026:

Record Date	Issuance Date	Shares Issued
December 27, 2025	January 16, 2026	90.26
May 8, 2026	May 20, 2026	121.35

The following table reflects the shares issued under the DRP to participants during the six months ended June 30, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.60
March 21, 2025	April 3, 2025	28.30
May 13, 2025	May 20, 2025	104.00

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both June 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations	$2,319,791	$1,717,229	$2,755,635	$3,254,542
Weighted average shares of common stock outstanding—basic and diluted	99,761.43	94,432.56	97,295.29	94,378.02
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$23.25	$18.18	$28.32	$34.48

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026 and 2025. The per share data has been derived from information provided in the consolidated financial statements.

	For the six months ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,017.15	1,006.39

Results of Operations:
Net Investment Income/(Loss)(1)	31.76	26.96
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(3.89)	7.54
Net Increase (Decrease) in Net Assets Resulting from Operations	27.87	34.50

Distributions to Common Stockholders
Distributions from Net Investment Income	(14.51)	(16.57)
Net Decrease in Net Assets Resulting from Distributions	(14.51)	(16.57)

Net Asset Value, End of Period	$1,030.51	1,024.32

Shares Outstanding, End of Period	99,826.75	94,489.20

Ratio/Supplemental Data
Net assets, end of Period	$102,871,977	96,787,066
Weighted-average shares outstanding(2)	97,295.29	94,378.02
Total Return(3)	2.75%	3.43%
Portfolio turnover(4)	21.45%	25.20%
Ratio of total expenses to average net assets with reimbursement(5)	2.08%	2.76%
Ratio of total expenses to average net assets without reimbursement(5)	2.38%	-%
Ratio of net investment income/(loss) to average net assets with reimbursement(5)	6.32%	5.39%

(1)	The per common share data was derived using weighted average shares outstanding during the respective period.

(2)	Calculated for the six months ended June 30, 2026 and 2025, respectively.

(3)	Total return is based upon the change in NAV per share between the opening and ending NAV per share and the issuance of common stock during the respective period, and reflects reinvestment of any distributions to common stockholders. Total returns for periods of less than 12 months are not annualized and do not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2026, except as disclosed below.

Investment Activity

On July 27, 2026, the Company made an investment in Aarista, LLC in the form of a term loan with a cost of $4,318,493.

On August 5, 2026, the Company made an investment in VLNC Infrastructure Inc. in the form of a term loan with a cost of $4,010,021.

On August 11, 2026, the Company made an investment in Prime-Time Specialty Vehicle, LLC in the form of a term loan with a cost of $6,197,037. The Company also purchased 508,885 common equity shares in Prime-Time Specialty Vehicle, LLC with a cost of $1,221,516.

Distribution

On August 10, 2026, the Company declared a distribution of $21.061 per share, or $2,102,451, payable on August

24, 2026 to stockholders of record as of August 10, 2026.

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

As of June 30, 2026, we had capital commitments from investors in the amount of $99,500,000. As of June 30, 2026, we had equity capital in the amount of $100,052,700. As of June 30, 2025, we had equity capital in the amount of $94,500,000. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings (“Private Offerings”) of our Common Stock.

Subject to the overall supervision of our board of directors (the “Board” or the “Board of Directors”) and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and manages our investment activities pursuant to an investment advisory agreement (the “Advisory Agreement”). Additionally, the Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Management Fee and Incentive Fee (each as defined below). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation of the Adviser” in this Form 10-Q for more information regarding this fee structure.

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

Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by the Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Portfolio Composition and Investment Activity

As of June 30, 2026, we had 63 debt investments, four equity investments, and two warrant investments across 70 portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $102.4 million. As of June 30, 2025, we had 54 debt investments, three equity investments and one warrant investment across 54 portfolio companies with an aggregate fair value of approximately $78.2 million. As of both June 30, 2026 and 2025, our debt investments consisted of corporate bonds and senior secured loans (excluding short-term investments).

Our investment activity for the six months ended June 30, 2026 and 2025 is presented below (information presented herein is at cost unless otherwise indicated).

	For the six months ended June 30,
	2026	2025
New investments:
Gross investment purchases	$72,211,147	21,866,643
Less: sold investments	(57,076,201)	(27,508,386)
Total new investments	15,134,946	$(5,641,743)

Principal/par/unit amount of investments funded:
Corporate bond investments	10,475,258	$3,450,255
Senior secured loan debt investments	9,324,367	$15,944,429
Equity investments	$648,000	$984,960

Number of new investment commitments	21	7
Average new investment commitment amount	3,438,626	$2,724,228
Weighted average maturity for new investment commitments	5.3 Years	5.1 Years
Percentage of new debt investment commitments at floating rates	45%	43%
Percentage of new debt investment commitments at fixed rates	55%	57%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	6.38%	2.81%

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$29,355,860	$29,520,346	$40,723,252	$41,486,860
Senior Secured Loan Debt Investments	54,217,373	54,608,546	42,778,592	43,344,626
Equity Investments - Preferred Stock	3,779,028	3,938,257	3,131,028	3,197,792
Warrants	-	256,052	-	8,102
Money Market Funds	14,045,778	14,045,778	6,217,008	6,217,008
Total Investments	$101,398,039	$102,368,979	$92,849,880	$94,254,388

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

Results of Operations

The following table presents our operating results for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$2,221,823	$2,010,557	$4,110,708	$3,844,261
Total net expenses	565,926	681,737	1,019,433	1,299,662
Net investment income	1,655,897	1,328,820	3,091,275	2,544,599
Total net realized gains (losses)	72,507	(93,466)	97,928	(57,033)
Total net change in unrealized appreciation/(depreciation)	591,387	481,875	(433,568)	766,976
Total net realized gains (losses) and unrealized appreciation/(depreciation)	663,894	388,409	(335,640)	709,943
Net increase (decrease) in net assets resulting from operations	$2,319,791	$1,717,229	$2,755,635	$3,254,542

Net increase (decrease) in net assets resulting from operations increased from $1,717,229 for the three months ended June 30, 2025 to $2,319,791 for the three months ended June 30, 2026, primarily related to an increase in investment income. Net increase (decrease) in net assets resulting from operations decreased from $3,254,542 for the six months ended June 30, 2025 to $2,755,635 for the six months ended June 30, 2026, primarily reflecting unrealized depreciation attributable to valuation markdown on select portfolio companies.

Investment Income

The following table presents our investment income for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income from non-controlled/non-affiliated investments and cash equivalents	$2,149,134	$1,991,432	$3,965,187	$3,788,437
Income from payment-in-kind interest	72,689	19,125	145,521	55,824
Total investment income	$2,221,823	$2,010,557	$4,110,708	$3,844,261

Investment income increased from $2,010,557 and $3,844,261 for the three and six months ended June 30, 2025 to $2,221,823 and $4,110,708 for the three and six months ended June 30, 2026, primarily reflecting higher income generated from portfolio growth.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$301,905	$299,702	$598,863	$584,463
Other operating expenses	336,478	382,035	564,297	715,199
Waiver of management fees	(72,457)	-	(143,727)	-
Total net expenses	$565,926	$681,737	$1,019,433	$1,299,662

Total net expenses decreased from $681,737 and $1,299,662 for the three and six months ended June 30, 2025 to $565,926 and $1,019,433 for the three and six months ended June 30, 2026, primarily driven by decreases in professional fees, incentive fees, and the addition of a waiver of management fees.

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

During the six months ended June 30, 2026, we issued 4,893.52 shares of Common Stock in Private Offerings. During the six months ended June 30, 2025, we issued 2,482.09 shares of Common Stock in Private Offerings.

In conjunction with our formation, we issued and sold one share of Common Stock to Muzinich & Co. for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Contractual Obligations

As of June 30, 2026, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of June 30, 2026
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2027	898,605
Total unfunded commitments		$898,605

As of December 31, 2025, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	898,605
Total unfunded commitments		$898,605

We have entered into certain contracts under which we have material future commitments. We have entered into the Advisory Agreement with the Adviser, under which the Adviser: determines the securities and other assets that we will purchase, retain or sell; determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; identifies, evaluates and negotiates investments we make and/or the structure thereof (including, without limitation, performing due diligence with respect to any instrument and/or company in which we may invest); buys, sells, exchanges, redeems, holds, converts or otherwise deals with and/or executes transactions with respect to, any kind of security or other property in which we may invest; services and monitors our investments, including, without limitation, by exercising or refraining from exercising any right conveyed by a particular investment to buy, sell, subscribe for, exchange or redeem an investment; exercises or refrains from exercising any governance or ownership right conferred by a particular investment; enters into any foreign exchange and/or derivative transactions; and provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Management Fee and Incentive Fee (each as defined below). The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains. See “Compensation of the Adviser” for more information.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both June 30, 2026 and 2025, we had no off-balance sheet arrangements.

Discretionary Repurchase Program

We did not effectuate any repurchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

We do not intend to list our Common Stock on a securities exchange, and there is no established public trading market for our Common Stock. As a result, investors who purchase our Common Stock may be limited in their ability to sell their shares of Common Stock.

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

Distributions

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. During the six months ended June 30, 2026, we declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$14.51	$1,446,626

During the six months ended June 30, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	13.06	1,232,669

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

The following table reflects the shares issued under the DRP to participants during the six months ended June 30, 2026:

Record Date	Issuance Date	Shares Issued
December 27, 2025	January 16, 2026	90.26
May 8, 2026	May 20, 2026	121.35

The following table reflects the shares issued under the DRP to participants during the six months ended June 30, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.6
March 21, 2025	April 3, 2025	28.3
May 13, 2025	May 20, 2025	104.0

Compensation of the Adviser

Under the Investment Advisory Agreement, we pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee. The Management Fee and Incentive Fee for any partial quarter will be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter).

Management Fee

The management fee (the “Management Fee”) is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter. Such amount shall be appropriately adjusted (based on the number of days actually elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases we make during a calendar quarter. The Management Fee for any partial quarter shall be appropriately prorated (based on the number of days actually elapsed relative to the total number of days in such quarter). For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Pursuant a fee waiver letter (the “Fee Waiver Letter”), on December 26, 2025, the Adviser voluntarily agreed to reduce the Management Fee from the annual rate of 1.25% of the value of our net assets to an annual rate of 0.95% of the value of our net assets for the fiscal quarters ended December 31, 2025 and March 31, 2026. On May 1, 2026, pursuant to a new fee waiver letter (the “New Fee Waiver Letter”), the Adviser voluntarily agreed to extend the terms of the existing Fee Waiver Letter for the fiscal quarters ended June 30, 2026 and September 30, 2026. Accordingly, the Management Fee payable to the Adviser under the Advisory Agreement for such quarters will remain at an annual rate of 0.95% of the value of our net assets, reduced from an annual rate of 1.25% of the value of our net assets as provided in the Advisory Agreement. We will recommence paying the Adviser a Management Fee that complies with the existing terms of the Advisory Agreement on October 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the New Fee Waiver Letter.

For the three and six months ended June 30, 2026 and 2025, we incurred Management Fees of $301,905, $598,863, $299,702 and $584,463, respectively. During those periods, the Adviser voluntarily waived $72,457, $143,727, $0, and $0, respectively, of such Management Fees.

Incentive Fee

The incentive fee payable to the Adviser (the “Incentive Fee”) consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Management Fee, fees and expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee).

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

For the three and six months ended June 30, 2026 and 2025, we recorded Incentive Fees based on income in the amounts of $0, $0, $0 and $0, respectively

Incentive Fee Based on Capital Gains

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

For the three and six months ended June 30, 2026, and 2025, we recorded capital gains incentive fees of $10,781, $10,781, $47,955 and $78,645, respectively. The capital gains incentive fee is calculated on a cumulative basis and may fluctuate from period to period based on changes in realized and unrealized gains and losses.

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

Investment Activity

On July 27, 2026, we made an investment in Aarista, LLC in the form of a term loan with a cost of $4,318,493.

On August 5, 2026, we made an investment in VLNC Infrastructure Inc. in the form of a term loan with a cost of $4,010,021.

On August 11, 2026, we made an investment in Prime-Time Specialty Vehicle, LLC in the form of a term loan with a cost of $6,197,037. We also purchased 508,885 common equity shares in Prime-Time Specialty Vehicle, LLC with a cost of $1,221,516.

Distribution

On August 10, 2026, we declared a distribution of $21.061 per share, or $2,102,451, payable on August 24, 2026, to stockholders of record as of August 10, 2026.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(83)	$-	$(83)
Base Interest Rate	—	-	—
+100 Basis Points	331	-	331
+200 Basis Points	662	-	662
+300 Basis Points	993	-	993

This analysis is indicative of the potential impact on our investment income as of June 30, 2026, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio after June 30, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or six months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich Corporate Lending Income Fund, Inc.

Date: August 13, 2026	By:	/s/ Cheryl Rivkin
		Name:	Cheryl Rivkin
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Rocco DelGuercio
		Name:	Rocco DelGuercio
		Title:	Chief Financial Officer
(Principal Financial Officer)