Form 10-Q
period 2026-09-30
Muzinich Corporate Lending Income Fund, Inc.
filed 2026-11-12
CIK 1985375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The issuer had 102,913.46 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2026.

Muzinich Corporate Lending Income Fund, Inc.

Form 10-Q for the Quarter Ended September 30, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $101,305,928 and $86,632,872, respectively)	$103,043,386	$88,037,380
Cash and cash equivalents	558,382	7,136,024
Receivables:
Interest	623,661	666,256
Sales of investments	211,068	2,201,509
Total Assets	$104,436,497	$98,041,169

Liabilities:
Management fees payable	246,329	232,061
Professional fees payable	222,252	156,072
Securities purchased payable	567,634	-
Incentive fees payable	179,982	163,644
Distributions payable	-	1,035,781
Directors’ fees payable	44,554	-
Accrued other general and administrative expenses	63,898	107,099
Total Liabilities	$1,324,649	$1,694,657

Net Assets:
Common Stock, $0.001 par value; 1,000,000 shares authorized, 100,003.89 shares issued and outstanding as of September 30, 2026 and 1,000,000 shares authorized, 94,721.62 shares issued and outstanding as of December 31, 2025	100	94
Additional paid-in capital	100,235,142	94,836,150
Total distributable (accumulated) earnings (losses)	2,876,606	1,510,268
Total Net Assets	$103,111,848	$96,346,512
Total Liabilities and Net Assets	$104,436,497	$98,041,169
Net Asset Value Per Share	$1,031.08	$1,017.15

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$2,282,931	$2,061,217	$6,248,118	$5,812,955
Income from payment-in-kind interest	82,495	68,847	228,016	161,370
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	2,365,426	2,130,064	6,476,134	5,974,325
Total Investment Income	2,365,426	2,130,064	6,476,134	5,974,325
Expenses:
Management fees	324,117	304,946	922,980	889,409
Professional fees	247,646	102,268	520,391	412,384
Directors’ fees and expenses	45,000	45,000	135,696	135,000
Purchased accrued interest expense	-	124,512	-	177,609
Incentive fees expense	134,194	-	144,975	73,738
Other general and administrative expenses	95,150	154,614	285,225	342,862
Total Expenses	846,107	731,340	2,009,267	2,031,002
Waiver of management fees	(77,788)	-	(221,515)	-
Total Net Expenses	768,319	731,340	1,787,752	2,031,002
Net Investment Income	1,597,107	1,398,724	4,688,382	3,943,323
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on Investments
Net realized gains/(losses) on investments:
Non-controlled/non-affiliated investments	(203,845)	46,388	(105,917)	(10,645)
Total Net Realized Gains/(Losses) on Investments	(203,845)	46,388	(105,917)	(10,645)
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	766,518	(73,941)	332,950	693,035
Total Net Change in Unrealized Appreciation/(Depreciation) on Investments	766,518	(73,941)	332,950	693,035
Total Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on Investments	562,673	(27,553)	227,033	682,390
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,159,780	$1,371,171	$4,915,415	$4,625,713
Basic and Diluted Net Increase in Net Assets Resulting from Operations per Common Share	$21.62	$14.50	$50.07	$48.98
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 8)	99,899.96	94,543.34	98,174.78	94,433.73

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$1,597,107	$1,398,724	$4,688,382	$3,943,323
Total net realized gains/(losses)	(203,845)	46,388	(105,917)	(10,645)
Total net change in unrealized appreciation/(depreciation)	766,518	(73,941)	332,950	693,035
Net Increase (Decrease) in Net Assets Resulting from Operations	2,159,780	1,371,171	4,915,415	4,625,713
Decrease in Net Assets Resulting from Stockholder Distributions:
Dividends and distributions to stockholders	(2,102,451)	(1,363,479)	(3,549,077)	(2,927,812)
Decrease in Net Assets Resulting from Stockholder Distributions	(2,102,451)	(1,363,479)	(3,549,077)	(2,927,812)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of common shares	-	-	5,000,000	2,500,000
Dividends and distributions reinvested	182,542	118,662	398,998	326,427
Net Increase in Net Assets Resulting from Capital Stock Transactions	182,542	118,662	5,398,998	2,826,427
Total Increase in Net Assets	239,871	126,354	6,765,336	4,524,328
Net Assets, Beginning of Period	102,871,977	96,787,066	96,346,512	92,389,092
Net Assets, End of Period	$103,111,848	$96,913,420	$103,111,848	$96,913,420
Net Asset Value per Share	$1,031.08	$1,024.40	$1,031.08	$1,024.40
Common Shares Outstanding at the End of the Period	100,003.89	94,605.04	100,003.89	94,605.04
Dividend Distribution per Share	$21.06	$14.43	$35.57	$31.01

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from operations	$4,915,415	$4,625,713

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(332,950)	(693,035)
Net realized (gains)/losses on investments	105,917	10,645
Net amortization of premium (accretion of discount)	550,659	204,963
Net income from payment-in-kind interest	(228,016)	(161,370)
Purchases and drawdowns of investments	(100,509,022)	(32,456,591)
Sales and maturities of and principal paydowns on investments	85,407,406	33,913,044
Changes in operating assets and liabilities:
Receivables - interest	42,595	22,615
Receivables - sale of investments	1,990,441	2,201,509
Organizational and offering fees payable	-	(10,200)
Management fees payable	14,268	76,310
Directors’ fees payable	44,554	-
Professional fees payable	66,180	(33,196)
Securities purchased payable	567,634	(4,474,310)
Incentive fees payable	16,338	57,532
Accrued other general and administrative expenses	(43,201)	166,868
Net Cash Provided by (Used in) Operating Activities	(7,391,782)	3,450,497
Cash Flows from Financing Activities:
Distributions (net of change in distributions payable)	(4,185,860)	(3,440,457)
Changes in advance share subscription amount	-	(2,500,000)
Proceeds from issuance of common shares	5,000,000	2,500,000
Net Cash Provided by (Used in) Financing Activities	814,140	(3,440,457)
Net Increase/(Decrease) in Cash and Cash Equivalents	(6,577,642)	10,040
Cash and cash equivalents, beginning of period	7,136,024	14,916,966
Cash and Cash Equivalents, End of Period	$558,382	$14,927,006
Supplemental Information
Dividends reinvested	$398,998	$326,427

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of September 30, 2026 (Unaudited)

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Corporate Bond Investments
Airlines
Onesky Flight, LLC	(3)	Corporate Bond	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	1,500,000	$1,546,526	$1,536,366	1.5%
Total Airlines										$1,546,526	$1,536,366	1.5%

Automotive & Auto Parts
Tenneco Inc.	(3)	Corporate Bond	N/A	N/A	8.00%	N/A	12/10/2025	11/17/2028	500,000	$500,923	$496,265	0.5%
Total Automotive & Auto Parts										$500,923	$496,265	0.5%

Building Materials
New Enterprise Stone & Lime Co.	(3)	Corporate Bond	N/A	N/A	5.25%	N/A	8/28/2025, 10/10/2025	7/15/2028	2,000,000	$1,995,859	$1,957,982	1.9%
Standard Industries Inc.	(3)	Corporate Bond	N/A	N/A	4.38%	N/A	12/19/2025	7/15/2030	500,000	484,930	460,529	0.5%
Total Building Materials										$2,480,789	$2,418,511	2.4%

Cable/Satellite TV
Midcontinent Communications	(3)	Corporate Bond	N/A	N/A	8.00%	N/A	3/6/2026	8/15/2032	500,000	$477,093	$400,215	0.4%
Total Cable/Satellite TV										$477,093	$400,215	0.4%

Consumer Products
Energizer Holdings, Inc.	(3)(8)	Corporate Bond	N/A	N/A	4.75%	N/A	12/10/2025	6/15/2028	1,500,000	$1,487,036	$1,462,392	1.4%
Masterbrand, Inc.	(3)(8)	Corporate Bond	N/A	N/A	7.00%	N/A	3/6/2026	7/15/2032	150,000	150,272	142,843	0.1%
Total Consumer Products							PRIME			$1,637,309	$1,605,235	1.6%

Chemicals
Olympus Water US Holdings Corp.	(3)	Corporate Bond	N/A	N/A	4.25%	N/A	6/27/2024, 12/10/2025	10/1/2027	200,000	$194,518	$190,877	0.2%
Total Chemicals										$194,518	$190,877	0.2%

Diversified Financial Services
APH Somerset Investor 2 LLC	(3)	Corporate Bond	N/A	N/A	7.88%	N/A	8/28/2025	11/1/2029	150,000	$154,888	$144,229	0.1%
Provident Funding Associates Ltd	(3)(8)	Corporate Bond	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	925,000	929,563	941,140	0.9%
Total Diversified Financial Services										$1,084,451	$1,085,369	1.1%

Energy
Ascent Resources Utica Holding	(3)	Corporate Bond	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	1,100,000	$1,100,000	$1,076,043	1.0%
Rockies Express Pipeline LLC	(3)	Corporate Bond	N/A	N/A	4.80%	N/A	12/10/2025	5/15/2030	500,000	491,428	470,974	0.5%
Tallgrass Energy Partners LP	(3)	Corporate Bond	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	1,000,000	989,794	971,799	0.9%
Total Energy										$2,581,221	$2,518,816	2.4%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Gaming
Penn Entertainment, Inc.	(3)(8)	Corporate Bond	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	500,000	$497,762	$499,844	0.5%
Total Gaming										$497,762	$499,844	0.5%

Healthcare
Prime Healthcare Services Inc.	(3)	Corporate Bond	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	325,000	$325,000	$331,563	0.3%
Paradigm Parent LLC	(3)	Corporate Bond	N/A	N/A	8.75%	N/A	3/6/2026	4/17/2032	300,000	266,415	279,218	0.3%
Star Parent, Inc.	(3)(8)	Corporate Bond	N/A	N/A	9.00%	N/A	3/6/2026	10/1/2030	500,000	513,386	516,997	0.5%
Total Healthcare										$1,104,801	$1,127,778	1.1%

Homebuilders/Real Estate
Shea Homes LP	(3)	Corporate Bond	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	1,500,000	$1,472,576	$1,499,139	1.5%
Total Homebuilders/Real Estate										$1,472,576	$1,499,139	1.5%

Insurance
Acrisure LLC / Acrisure Finance Inc.	(3)	Corporate Bond	N/A	N/A	4.25%	N/A	12/10/2025	2/15/2029	175,000	$171,353	$150,853	0.2%
Asurion, LLC	(3)	Corporate Bond	N/A	N/A	8.38%	N/A	3/6/2026	2/1/2034	500,000	499,230	391,330	0.4%
Total Insurance										$670,583	$542,183	0.5%

Metals/Mining
Novelis Corp	(3)	Corporate Bond	N/A	N/A	4.75%	N/A	12/19/2025	1/30/2030	500,000	$484,426	$471,357	0.5%
Novelis Corp	(3)	Corporate Bond	N/A	N/A	4.75%	N/A	9/14/2026	01/30/2030	573,367	567,634	569,067	0.6%
Total Metals/Mining										$1,052,059	$1,040,424	1.0%

Publishing/Printing
McGraw-Hill Education Inc.	(3)(8)	Corporate Bond	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024, 11/19/2025	8/1/2028	1,675,000	$1,662,079	$1,671,792	1.6%
Total Publishing/Printing										$1,662,079	$1,671,792	1.6%

Services
Allied Universal Holdco LLC	(3)	Corporate Bond	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	1,250,000	$1,260,422	$1,261,104	1.2%
Beacon Mobility Corp.	(3)	Corporate Bond	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	700,000	700,000	704,768	0.7%
Total Services										$1,960,422	$1,965,872	1.9%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Super Retail
Champ Acquisition Corp.	(3)	Corporate Bond	N/A	N/A	8.38%	N/A	11/25/2024, 10/31/2025	12/1/2031	775,000	$810,426	$785,738	0.8%
Ken Garff Automotive LLC	(3)	Corporate Bond	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	1,300,000	1,255,803	1,287,184	1.3%
Magnera Corporation	(3)(8)	Corporate Bond	N/A	N/A	4.75%	N/A	3/6/2026	11/15/2029	500,000	467,042	462,794	0.5%
Victra Holdings, LLC	(3)	Corporate Bond	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	100,000	103,187	98,559	0.1%
Total Super Retail										$2,636,458	$2,634,275	2.6%

Technology
Cloud Software Group, Inc.	(3)	Corporate Bond	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	250,000	$247,507	$243,787	0.2%
Open Text Corporation	(3)(8)	Corporate Bond	N/A	N/A	3.88%	N/A	3/6/2026	2/15/2028	285,000	277,404	277,583	0.3%
Total Technology										$524,910	$521,370	0.5%

Telecommunications
Zayo Group Holdings, Inc.	(3)	Corporate Bond	N/A	N/A	9.25%	1.00%	3/6/2026	3/9/2030	295,727	$292,556	$292,770	0.3%
Total Telecommunications										$292,556	$292,770	0.3%

Transportation Excluding Air/Rail
First Student Bidco Inc	(3)	Corporate Bond	N/A	N/A	4.00%	N/A	12/19/2025	7/31/2029	500,000	$488,367	$473,881	0.5%
Total Transportation Excluding Air/Rail										$488,367	$473,881	0.5%

Utilities
Alpha Generation LLC	(3)	Corporate Bond	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	875,000	$883,241	$850,382	0.8%
Terraform Power LLC	(3)(8)	Corporate Bond	N/A	N/A	5.00%	N/A	12/10/2025	1/31/2028	1,000,000	998,627	978,344	1.0%
Total Utilities										$1,881,868	$1,828,726	1.8%

Total Corporate Bond Investments										$24,747,273	$24,349,708	23.6%

Senior Secured Loan Debt Investments(5)
Building Materials
Chariot Buyer LLC	(3)(4)	Term Loan	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	396,241	$396,241	$394,921	0.4%
MIWD Holdco II LLC	(3)(4)	Term Loan	1 Month SOFR USD + 2.75%	-	7.59%	N/A	10/15/2024	3/28/2031	485,323	486,888	474,224	0.5%
Total Building Materials										$883,128	$869,145	0.8%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Capital Goods				-
Arcline FM Holdings, LLC	(3)(4)	Term Loan	3 Month SOFR USD + 2.75%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	663,247	$662,418	$665,422	0.8%
Resilience Parent LLC	(3)(4)	Term Loan	3 Month SOFR USD + 2.50%	-	6.42%	N/A	1/23/2026, 3/11/2026	2/28/2033	151,793	151,441	151,446	0.2%
Total Capital Goods										$813,859	$816,868	0.9%

Consumer Products
MRO Maryruth, LLC	(4)	Term Loan	1 Month SOFR USD + 4.75%	0.75%	8.45%	N/A	11/5/2025	9/30/2031	990,000	$980,696	$991,865	1.0%
Total Consumer Products										$980,696	$991,865	1.0%

Containers
ProAmpac PG Borrower LLC	(3)(4)	Term Loan	3 Month SOFR USD + 4.00%	-	7.92%	N/A	2/20/2026, 3/11/2026	3/7/2033	399,000	$393,766	$397,931	0.4%
Veritiv Operating Co.	(3)(4)	Term Loan	3 Month SOFR USD + 4.00%	-	9.09%	N/A	6/27/2024	11/29/2030	1,176,000	1,176,000	1,165,545	1.1%
Total Containers										$1,569,766	$1,563,476	1.5%

Diversified Support Services
PSA Worldwide, LLC		Term Loan	N/A	N/A	12.00%	N/A	3/19/2024	3/19/2029	5,776,228	$5,710,027	$5,776,440	5.6%
Total Diversified Support Services										$5,710,027	$5,776,440	5.6%

Diversified Financial Services
Nvent Thermal LLC	(3)(4)	Term Loan	1 Month SOFR USD + 3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	1,025,253	$1,024,352	$1,028,544	1.0%
PayArc, LLC	(4)	Term Loan	3 Month SOFR USD + 6.50%	-	10.15%	N/A	6/30/2026	5/22/2031	4,598,038	4,509,593	4,530,558	4.4%
Total Diversified Financial Services										$5,533,944	$5,559,102	5.4%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Environmental & Facilities Services
VLNC Infrastructure Inc.	(8)	Term Loan	WSJ Prime USD + 9.50%	4.50%	16.50%	N/A	8/6/2026	8/6/2031	4,010,021	$3,910,540	$3,909,770	3.8%
Total Environmental & Facilities Services										$3,910,540	$3,909,770	3.8%

Food/Beverage/Tobacco
Cold Spring Brewing Holdings, LLC	(4)	Term Loan A-1	3 Month SOFR USD + 3.75%	-	7.67%	N/A	2/26/2026	12/10/2029	938,710	$934,455	$941,526	0.9%
Savor Acquisition Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.00%	-	6.92%	N/A	12/17/2025	2/19/2032	46,529	46,529	46,645	0.1%
Total Food/Beverage/Tobacco										$980,984	$988,171	1.0%

Healthcare
Aarista, LLC		Term Loan	N/A	-	11.00%	N/A	7/27/2026	7/27/2031	4,326,414	$4,261,947	$4,261,518	4.1%
Cotiviti, Inc.	(3)(4)	Term Loan	3 Month SOFR USD + 2.75%	-	6.67%	N/A	1/22/2026	5/1/2031	620,253	597,359	593,892	0.6%
Heartland Dental LLC	(3)(4)	Term Loan	1 Month SOFR USD + 4.50%	-	9.09%	N/A	12/6/2024	4/28/2028	980,081	983,347	977,474	1.0%
Team Services Holdings, Inc.	(3)(4)	Term Loan	3 Month SOFR USD + 5.25%	-	9.17%	N/A	1/30/2026	1/31/2033	384,038	380,456	383,239	0.4%
Total Healthcare										$6,223,108	$6,216,123	6.0%

Health Care Services
Carolina Center for Autism Services, LLC		Term Loan	N/A	-	13.00%	N/A	11/21/2024	11/21/2027	5,598,720	$5,523,006	$5,622,659	5.5%
Carolina Center for Autism Services, LLC		Delayed Draw Term Loan	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2027	1,451,544	1,418,933	1,457,751	1.4%
Total Health Care Services										$6,941,939	$7,080,410	6.9%

Homebuilders/Real Estate
Sisu Energy & Environmental, LLC	(4)	Term Loan	3 Month SOFR USD + 7.50%	2.00%	11.23%	N/A	1/30/2026	1/30/2031	6,480,000	$6,364,827	$6,556,435	6.4%
Total Homebuilders/Real Estate										$6,364,827	$6,556,435	6.4%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Services
Glovers Buyer Inc	(3)(4)	Term Loan	1 Month SOFR USD + 3.75%	0.00%	8.33%	N/A	7/22/2026	01/17/2032	746,250	$742,534	$746,131	0.7%
Total Services										$742,534	$746,131	0.7%

Technology
FTAI Infrastructure Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.00%	-	8.09%	N/A	6/24/2024	6/27/2031	1,179,090	$1,180,262	$1,174,173	1.1%
Rocket Software, Inc.	(3)(4)	Term Loan	1 Month SOFR USD + 3.75%	0.50%	8.84%	N/A	12/11/2024	11/28/2028	490,047	490,964	489,229	0.5%
Total Technology										$1,671,226	$1,663,402	1.6%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC		Term Loan	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	8,918,239	$8,723,496	$8,851,657	8.6%
Guardian Fleet Services, Inc.	(4)	Term Loan	3 Month SOFR USD + 9.00%	2.50%	12.88%	1.75%	12/18/2024, 4/2/2025, 7/30/2025, 9/30/2025	2/10/2028	8,517,826	8,455,513	8,563,656	8.3%
Prime Time Specialty Vehicles, LLC, Timmerman BSI HoldCo, LLC		Term Loan	N/A	N/A	12.50%	N/A	8/11/2026	8/11/2031	6,323,507	6,198,790	6,197,037	6.0%
Total Transportation Excluding Air/Rail										$23,377,799	$23,612,350	22.9%
Total Senior Secured Loan Debt Investments										$65,704,377	$66,349,688	64.4%

Equity Investments - Preferred Stock(10)
Diversified Support Services
PSA Holdings, LLC		Preferred Stock	N/A	N/A	8.00%	N/A	3/19/2024	N/A	495,570	$495,570	$389,667	0.4%
Total Diversified Support Services										$495,570	$389,667	0.4%

Homebuilders/Real Estate
Sisu Energy & Environmental, LLC		Preferred Stock	N/A	N/A	N/A	N/A	1/30/2026	N/A	648	$648,000	$1,284,637	1.2%
Total Homebuilders/Real Estate										$648,000	$1,284,637	1.2%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC		Preferred Stock	N/A	N/A	8.00%	N/A	2/6/2025	N/A	984,960	$984,960	$869,209	0.8%
Guardian Fleet Services, Inc.	(7)	Preferred Stock	N/A	N/A	4.75%	N/A	12/18/2024	N/A	1,650,498	1,650,498	1,965,788	1.9%
Total Transportation Excluding Air/Rail										$2,635,458	$2,834,997	2.7%
Total Preferred Stock										$3,779,028	$4,509,301	4.3%

Portfolio Company(6)(9)	Footnotes	Investment Type	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- In- Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Common Stock(10)
Homebuilders/Real Estate
Sisu Energy & Environmental, LLC		Common Stock	N/A	N/A	N/A	N/A	1/30/2026	N/A	165	$-	$326,376	0.3%
Total Homebuilders/Real Estate										$-	$326,376	0.3%

Transportation Excluding Air/Rail
Prime Time Specialty Vehicles, LLC, Timmerman BSI HoldCo, LLC		Common Stock	N/A	N/A	12.50%	N/A	8/11/2026	8/11/2031	508,885	$1,221,516	$1,221,516	1.2%
Total Transportation Excluding Air/Rail										$1,221,516	$1,221,516	1.2%

Total Common Stock										$1,221,516	$1,547,892	1.5%
Total Equity Investments										$5,000,544	$6,057,193	5.8%

Warrants
Diversified Financial Services
PayArc, LLC	(7)	Warrants	N/A	N/A	N/A	N/A	6/30/2026	5/22/2036	83,312	$-	$110,022	0.1%
PayArc Holdings, LLC	(7)	Warrants	N/A	N/A	N/A	N/A	6/30/2026	5/22/2036	83,312	-	110,022	0.1%
Total Diversified Financial Services										$-	$220,044	0.2%

Environmental & Facilities Services
VLNC Infrastructure Inc.	(3)(7)(8)	Warrants	N/A	N/A	N/A		8/6/2026	8/6/2031	7,035	$-	$-	0.0%
Total Environmental & Facilities Services
										$-	$-	0.0%
Healthcare
Aarista, LLC	(3)	Warrants	N/A	N/A	N/A		7/27/2026	7/27/2036	1,573,411	$-	$-	0.0%
Total Healthcare										$-	$-	0.0%

Transportation Excluding Air/Rail
Guardian Fleet Services, Inc.		Warrants	N/A	N/A	N/A		12/18/2024	N/A	241,912	$-	$213,019	0.2%
Total Transportation Excluding Air/Rail										$-	$213,019	0.2%

Total Warrants										$-	$433,063	0.3%

Short-Term Investments
First American Treasury Obligation Class X	(11)	Money Market Fund	N/A	N/A	3.66%		2/1/2024	N/A	5,853,734	$5,853,734	$5,853,734	5.7%
Total Short-Term Investments										$5,853,734	$5,853,734	5.7%

Total Non-Controlled/Non-Affiliated Investments										$101,305,928	$103,043,386	99.9%

Total Investments										$101,305,928	$103,043,386	99.9%

Other Assets in Excess of Liabilities											68,462	0.1%
Net Assets											$103,111,848	100%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments and short-term investments, the amortized cost presented represents the original cost of the investment, adjusted for the accretion of discounts and amortization of premiums, as applicable, using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 6).

(3)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; the rate shown is the rate in effect on September 30, 2026. An index may have a negative rate. The interest rate may also be subject to a ceiling or floor.

(5)	Unless otherwise noted, all Senior Secured Loan Debt Investments are First Lien Term Loans that bear interest at variable rates periodically determined by reference to a base lending rate plus a stated premium. These base lending rates generally include: (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, including SOFR, or (iii) the Certificate of Deposit rate. Senior Secured Loan Debt Investments are generally exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”); however, such Investments may be subject to restrictions on resale and may not be publicly traded. Floating rate Senior Secured Loan Debt Investments may require mandatory prepayments from excess cash flow or permit borrowers to prepay at their option. The extent to which borrowers prepay, whether pursuant to contractual obligations or at their discretion, cannot be predicted with certainty, and may affect the average life and yield of such investments.

(6)	Unless otherwise noted, as of September 30, 2026, each investment was a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

(7)	This investment is not currently income producing.

(8)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(9)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 10 of the Consolidated Schedule of Investments as of September 30, 2026 for additional information on Muzinich Corporate Lending Income Fund, Inc.’s (the “Company’s”) restricted securities.

(10)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $6,057,193 at fair value and represented 5.9% of the Company’s net assets.

(11)	Represents securities categorized as “Level 1” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich Corporate Lending Income Fund, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Corporate Bond Investments(3)
Airlines
American Airlines Corp.	Corporate Bond	N/A	N/A	5.50%	N/A	1/23/2024, 10/21/2024	4/20/2026	279,167	$276,725	$279,564	0.3%
Onesky Flight LLC	Corporate Bond	N/A	N/A	8.88%	N/A	12/23/2024, 12/31/2024, 1/30/2025, 2/3/2025, 8/22/2025	12/15/2029	1,500,000	$1,554,203	$1,604,975	1.7%
Total Airlines									$1,830,928	$1,884,539	2.0%

Automotive & Auto Parts
Tenneco Inc.	Corporate Bond	N/A	N/A	8.00%	N/A	12/10/2025	11/17/2028	500,000	$501,202	$501,600	0.5%
Total Automotive & Auto Parts									$501,202	$501,600	0.5%

Building Materials
Standard Industries Inc.	Corporate Bond	N/A	N/A	4.38%	N/A	12/19/2025	7/15/2030	500,000	$482,266	$482,654	0.5%
New Enterprise Stone	Corporate Bond	N/A	N/A	5.25%	N/A	8/28/2025, 10/10/2025	7/15/2028	2,000,000	$1,994,206	$2,000,442	2.1%
Total Building Materials									$2,476,472	$2,483,096	2.6%

Broadcasting
Univision Communications	Corporate Bond	N/A	N/A	8.00%	N/A	12/19/2025	8/15/2028	500,000	$517,846	$517,811	0.5%
Total Broadcasting									$517,846	$517,811	0.5%

Consumer Products
Energizer Holdings Inc.(8)	Corporate Bond	N/A	N/A	4.75%	N/A	12/10/2025	6/15/2028	1,500,000	$1,481,688	$1,487,096	1.6%
Total Consumer Products									$1,481,688	$1,487,096	1.6%

Chemicals
Olympus Water US Holdings Corp.	Corporate Bond	N/A	N/A	4.25%	N/A	6/27/2024, 12/10/2025	10/1/2027	1,000,000	$963,068	$970,523	1.0%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Scih Salt Holdings Inc	Corporate Bond	N/A	N/A	4.88%	N/A	9/3/2024, 9/4/2024, 10/4/2024	5/1/2028	1,350,000	$1,310,400	$1,350,246	1.4%
Wr Grace Holding LLC	Corporate Bond	N/A	N/A	4.88%	N/A	2/2/2024, 10/4/2024, 12/10/2025	6/15/2027	2,122,000	$2,105,314	$2,115,935	2.2%
Total Chemicals									$4,378,782	$4,436,704	4.6%

Containers
Owens-brockway(8)	Corporate Bond	N/A	N/A	6.63%	N/A	2/7/2024	5/13/2027	1,250,000	$1,249,302	$1,254,398	1.3%
Total Containers									$1,249,302	$1,254,398	1.3%

Diversified Financial Services
Aquarian	Corporate Bond	N/A	N/A	7.88%	N/A	8/28/2025	11/1/2029	700,000	$727,674	$707,767	0.7%
Provident Fdg	Corporate Bond	N/A	N/A	9.75%	N/A	9/10/2024, 9/17/2024, 10/4/2024	9/15/2029	925,000	$930,060	$975,727	1.0%
Azorra Finance	Corporate Bond	N/A	N/A	7.75%	N/A	10/18/2024	4/15/2030	1,250,000	$1,250,000	$1,320,110	1.4%
Dcli Bidco LLC	Corporate Bond	N/A	N/A	7.75%	N/A	10/31/2024, 1/8/2025	11/15/2029	1,125,000	$1,140,939	$1,156,049	1.2%
Total Diversified Financial Services									$4,048,673	$4,159,653	4.3%

Energy
Tallgrass Nrg Prtnr/fin	Corporate Bond	N/A	N/A	6.00%	N/A	9/4/2025	12/31/2030	1,000,000	$988,249	$1,008,087	1.0%
Ascent Resources(8)	Corporate Bond	N/A	N/A	6.63%	N/A	10/15/2024	10/15/2032	1,100,000	$1,100,000	$1,137,217	1.2%
Rockies Express Pipeline	Corporate Bond	N/A	N/A	4.80%	N/A	12/10/2025	5/15/2030	500,000	$489,834	$491,722	0.5%
Total Energy									$2,578,083	$2,637,026	2.7%
Gaming
Great Canadian Gaming Co	Corporate Bond	N/A	N/A	8.75%	N/A	11/8/2024	11/15/2029	175,000	$175,000	$176,776	0.2%
Penn Entertainment Inc.(8)	Corporate Bond	N/A	N/A	5.63%	N/A	2/14/2024, 2/15/2024, 2/20/2024, 2/22/2024	1/15/2027	500,000	$492,092	$499,314	0.5%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Rivers Enterprise	Corporate Bond	N/A	N/A	6.25%	N/A	12/10/2025	10/15/2030	500,000	$507,364	$510,365	0.5%
Total Gaming									$1,174,456	$1,186,455	1.2%

Healthcare
Prime Healthcare Service	Corporate Bond	N/A	N/A	9.38%	N/A	8/15/2029, 8/29/2024	9/1/2029	500,000	$500,000	$525,002	0.6%
Us Acute Care Solutions	Corporate Bond	N/A	N/A	9.75%	N/A	8/28/2025, 12/19/2025	5/15/2029	1,000,000	$1,005,121	$1,007,415	1.0%
Total Healthcare									$1,505,121	$1,532,417	1.6%

Homebuilders/Real Estate
Blackstone Mortgage(8)	Corporate Bond	N/A	N/A	3.75%	N/A	8/28/2025	1/15/2027	1,000,000	$986,760	$989,956	1.0%
Shea Homes Lp	Corporate Bond	N/A	N/A	4.75%	N/A	7/8/2024, 7/9/2024	2/15/2028	1,500,000	$1,455,515	$1,486,875	1.5%
Total Homebuilders/Real Estate									$2,442,275	$2,476,831	2.5%

Insurance
Acrisure LLC / Fin Inc.	Corporate Bond	N/A	N/A	4.25%	N/A	12/10/2025	2/15/2029	500,000	$486,513	$487,579	0.5%
Total Insurance									$486,513	$487,579	0.5%

Metals/Mining
Novelis Corp.	Corporate Bond	N/A	N/A	4.75%	N/A	12/19/2025	1/30/2030	500,000	$481,278	$483,000	0.5%
Total Metals/Mining									$481,278	$483,000	0.5%

Publishing/Printing
Cimpress Plc(8)	Corporate Bond	N/A	N/A	7.38%	N/A	8/28/2025	9/15/2032	1,000,000	$1,002,366	$1,020,004	1.1%
McGraw-Hill Education	Corporate Bond	N/A	N/A	5.75%	N/A	9/11/2024, 9/12/2024, 10/4/2024, 11/19/2025	8/1/2028	1,675,000	$1,657,179	$1,682,963	1.8%
Total Publishing/Printing									$2,659,545	$2,702,967	2.9%

Railroads
Watco Cos LLC	Corporate Bond	N/A	N/A	7.13%	N/A	9/17/2025	8/1/2032	1,000,000	$1,030,404	$1,046,850	1.1%
Total Railroads									$1,030,404	$1,046,850	1.1%

Services
Allied Universal Holdco	Corporate Bond	N/A	N/A	4.63%	N/A	12/10/2025	6/1/2028	1,500,000	$1,479,855	$1,479,438	1.5%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Allied Universal Holdco	Corporate Bond	N/A	N/A	7.88%	N/A	8/1/2024, 8/8/2024, 9/16/2024, 9/17/2024, 10/4/2024	2/15/2031	1,250,000	$1,260,541	$1,317,348	1.4%
Total Services									$2,740,396	$2,796,786	2.9%

Super Retail
Champ Acquisition Corp.	Corporate Bond	N/A	N/A	8.38%	N/A	11/25/2024, 10/31/2025	12/1/2031	775,000	$814,021	$837,204	0.9%
Ken Garff Automotive LLC	Corporate Bond	N/A	N/A	4.88%	N/A	6/27/2024, 10/4/2024	9/15/2028	1,300,000	$1,240,434	$1,295,736	1.3%
Victra Hldg	Corporate Bond	N/A	N/A	8.75%	N/A	9/18/2024, 10/4/2024	9/15/2029	875,000	$896,307	$923,299	1.0%
Total Super Retail									$2,950,762	$3,056,239	3.2%

Technology
Cloud Software Grp Inc.	Corporate Bond	N/A	N/A	8.25%	N/A	5/8/2024, 9/19/2024	6/30/2032	250,000	$246,842	$253,272	0.3%
Cloud Software Grp Inc.	Corporate Bond	N/A	N/A	6.50%	N/A	1/8/2025	3/31/2029	1,175,000	$1,193,591	$1,227,922	1.3%
Rocket Software Inc.	Corporate Bond	N/A	N/A	9.00%	N/A	4/16/2024	11/28/2028	875,000	$875,000	$902,262	0.9%
Total Technology									$2,315,433	$2,383,456	2.5%

Transportation Excluding Air/Rail
Beacon Mobility Corp.	Corporate Bond	N/A	N/A	7.25%	N/A	6/17/2025, 7/2/2025	8/1/2030	700,000	$700,000	$732,113	0.8%
Frst Stu Bid/frst Trans	Corporate Bond	N/A	N/A	4.00%	N/A	12/19/2025	7/31/2029	500,000	$485,522	$486,112	0.5%
Total Transportation Excluding Air/Rail									$1,185,522	$1,218,225	1.3%

Utilities
Alpha Generation LLC	Corporate Bond	N/A	N/A	6.75%	N/A	9/30/2024, 10/4/2024	10/15/2032	875,000	$883,067	$904,326	0.9%
Lightning Power LLC	Corporate Bond	N/A	N/A	7.25%	N/A	8/7/2024, 8/16/2024, 10/4/2024	8/15/2032	800,000	$807,649	$850,785	0.9%
Terraform Power Operating	Corporate Bond	N/A	N/A	5.00%	N/A	12/10/2025	1/31/2028	1,000,000	$997,855	$999,021	1.0%
Total Utilities									$2,688,571	$2,754,132	2.8%
Total Corporate Bond Investments									$40,723,252	$41,486,860	43.0%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4),(5)
Building Materials
Chariot Buyer LLC	Term Loan	1 Month SOFR USD + 3.00%	-	7.26%	N/A	9/16/2025	9/8/2032	149,250	$149,250	$149,468	0.2%
MIWD Holdco II LLC	Term Loan	1 Month SOFR USD + 2.75%	-	7.59%	N/A	10/15/2024	3/28/2031	493,759	$495,263	$493,606	0.5%
Tamko Building Products, LLC	Term Loan	3 Month SOFR USD +2.75%	-	7.34%	N/A	6/18/24, 6/27/2024	9/20/2030	1,477,538	$1,481,962	$1,484,925	1.5%
Total Building Materials									$2,126,475	$2,127,999	2.2%

Capital Goods
Arcline FM Holdings, LLC	Term Loan	3 Month SOFR USD +2.75%	-	9.09%	N/A	7/19/2024, 8/12/2024	6/24/2030	668,271	$667,478	$670,149	0.7%
Husky Injection Molding Sys LTD	Delayed Draw Term Loan	1 Month SOFR USD + 2.25%	-	7.67%	N/A	12/8/2025	2/15/2029	58,824	$-	$376	0.0%
Nvent Thermal LLC	Term Loan	1 Month SOFR USD +3.50%	-	8.09%	N/A	9/12/2024, 9/16/2024, 2/18/2025, 2/24/2025	1/30/2032	1,030,418	$1,029,730	$1,036,538	1.1%
Total Capital Goods									$1,697,208	$1,707,063	1.8%

Consumer Products
ACP Tara Holdings Inc.	Term Loan	3 Month SOFR USD +3.25%	-	7.51%	N/A	9/17/2025	9/17/2032	160,000	$159,602	$160,800	0.2%
MRO Maryruth	Term Loan	1 Month SOFR USD + 4.75%	0.75%	8.45%	N/A	11/5/2025	9/30/2031	997,500	$987,789	$977,550	1.0%
Total Consumer Products									$1,147,391	$1,138,350	1.2%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Containers
Clydesdale Acquisition Holdings Inc.	Term Loan	1 Month SOFR USD +3.175%	0.50%	7.76%	N/A	5/28/2024, 9/5/2024	4/13/2029	827,820	$832,245	$827,961	0.9%
Veritiv Operating Co.	Term Loan	3 Month SOFR USD +4.00%	-	9.09%	N/A	6/27/2024	11/29/2030	1,185,000	$1,185,000	$1,183,649	1.2%
Total Containers									$2,017,245	$2,011,610	2.1%

Collateralized Debt Obligation
Neub 2022-50a Br(8)	Collateralized Loan Obligation	3 Month SOFR USD + 1.65%	-	6.28%	N/A	11/21/2024	7/23/2036	500,000	$501,125	$501,007	0.5%
Total Collateralized Debt Obligation									$501,125	$501,007	0.5%

Diversified Support Services
PSA Holdings, LLC(3)	Term Loan	N/A	N/A	13.00%	N/A	3/19/2024	3/19/2029	3,891,896	$3,841,894	$3,901,295	4.0%
Total Diversified Support Services									$3,841,894	$3,901,295	4.0%

Diversified Financial Services
Dragon Buyer Inc.	Term Loan	3 Month SOFR USD +2.75%	-	7.84%	N/A	9/24/2024, 10/15/2024	9/30/2031	470,250	$468,309	$470,250	0.5%
Total Diversified Financial Services									$468,309	$470,250	0.5%

Food/Beverage/Tobacco
Savor Acquisition Inc.	Term Loan	1 Month SOFR USD + 3.00%	-	6.92%	N/A	12/17/2025	2/19/2032	46,882	$46,882	$47,038	0.1%
Total Food/Beverage/Tobacco									$46,882	$47,038	0.1%

Healthcare
Heartland Dental LLC	Term Loan	1 Month SOFR USD + 4.5%	-	9.09%	N/A	12/6/2024	4/28/2028	987,500	$991,016	$990,867	1.0%
Total Healthcare									$991,016	$990,867	1.0%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Health Care Services
Carolina Center for Autism Services, LLC	Delayed Draw Term Loan	N/A	N/A	13.00%	2.00%	11/21/2024	11/21/2029	6,944,231	$6,828,284	$6,997,377	7.3%
Total Health Care Services									$6,828,284	$6,997,377	7.3%

Homebuilders/Real Estate
Cushman & Wakefield US Borrower LLC (8)	Term Loan	1 Month SOFR USD +2.75%	0.50%	7.84%	N/A	5/6/2024	1/31/2030	849,624	$855,365	$853,991	0.9%
Total Homebuilders/Real Estate									$855,365	$853,991	0.9%

Technology
Fortress Trans & Infrast	Term Loan	1 Month SOFR USD +3.00%	-	8.09%	N/A	6/24/2024	6/27/2031	1,188,023	$1,189,383	$1,186,918	1.2%
Rocket Software, Inc.	Term Loan	1 Month SOFR + 3.75%	0.50%	8.84%	N/A	12/11/2024	11/28/2028	493,769	$494,674	$493,492	0.5%
Total Technology									$1,684,057	$1,680,410	1.7%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC(3)	Term Loan	N/A	N/A	12.50%	N/A	2/6/2025	2/6/2030	11,213,770	$11,005,915	$11,227,580	11.7%
Total Transportation Excluding Air/Rail									$11,005,915	$11,227,580	11.7%

Transportation Infrastructure
Guardian Fleet Services, Inc.(3)	Term Loan	3 Month SOFR USD +9.00%	2.50%	13.14%	1.75%	12/18/2024, 4/2/2025, 7/30/2025, 9/30/2025	2/10/2028	8,405,780	$8,335,042	$8,454,306	8.8%
Total Transportation Infrastructure									$8,335,042	$8,454,306	8.8%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Services
DXP Enterprises Inc.	Term Loan	3 Month SOFR USD +3.25%	1.00%	7.17%	N/A	12/23/2025	10/7/2030	124,688	$124,688	$125,591	0.1%
Gloves Buyer Inc.	Term Loan	1 Month SOFR USD + 4.0%	-	8.57%	N/A	1/17/2025, 6/2/2025	1/17/2032	750,000	$746,564	$745,177	0.8%
Wash Bidco Inc.	Term Loan	1 Month SOFR USD +3.25%	-	7.51%	N/A	9/19/2025	8/9/2032	362,000	$361,132	$364,715	0.4%
Total Services									$1,232,384	$1,235,483	1.3%
Total Senior Secured Loan Debt Investments									$42,778,592	$43,344,626	45.1%

Equity Investments - Preferred Stock(10)

Diversified Support Services
PSA Holdings, LLC(7)	Preferred Stock	N/A	N/A	8.00%	N/A	3/19/2024	N/A	495,570	$495,570	$404,820	0.4%
Total Diversified Support Services									$495,570	$404,820	0.4%
Transportation Infrastructure
Guardian Fleet Services, Inc.(7)	Preferred Stock	N/A	N/A	4.75%	N/A	12/18/2024	N/A	1,650,498	$1,650,498	$2,163,846	2.2%
Total Transportation Infrastructure									$1,650,498	$2,163,846	2.2%

Transportation Excluding Air/Rail
Bison Infrastructure Services, LLC(2),(7)	Preferred Stock	N/A	N/A	8.00%	N/A	2/6/2025	N/A	984,960	$984,960	$629,126	0.7%
Total Transportation Excluding Air/Rail									$984,960	$629,126	0.7%
Total Preferred Stock									$3,131,028	$3,197,792	3.3%
Total Equity Investments									$3,131,028	$3,197,792	3.3%

Portfolio Company(6),(9)	Investment Type	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment- in- Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Warrants Transportation Infrastructure
Guardian Fleet Services, Inc.(7)	Warrants	N/A	N/A	N/A	N/A	12/18/2024	N/A	241,912	$-	$8,102	0.0%
Total Transportation Infrastructure									$-	$8,102	0.0%
Total Warrants									$-	$8,102	0.0%

Money Market Funds(3)
First American Treasury Obligation Class X	Money Market Fund	N/A	N/A	3.66%	N/A	2/1/2024	N/A	6,217,008	$6,217,008	$6,217,008	6.5%
Total Money Market Funds									$6,217,008	$6,217,008	6.5%

Total Non-Controlled/Non-Affiliated Investments									$92,849,880	$94,254,388	97.9%

Total Investments									$92,849,880	$94,254,388	97.9%

Assets in Excess of Other Liabilities										2,092,124	2.1%
Net Assets										$96,346,512	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 6).

(3)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 6).

(4)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(6)	Unless otherwise noted, as of December 31, 2025, each investment was a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).

(7)	This investment is not currently income producing.

(8)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(9)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 10 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.

(10)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $3,197,792 at fair value and represented 3.3% of the Company’s net assets.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2026, the Company’s cash and cash equivalents balance totaled $558,382. As of December 31, 2025, the Company’s cash and cash equivalents balance totaled $7,136,024.

As of September 30, 2026, the Company presents investments in money market funds on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments.” As of December 31, 2025, the Company presents investments in money market funds on the Consolidated Statements of Assets and Liabilities in “Cash and cash equivalents.”

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination in good faith pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

As of both September 30, 2026 and December 31, 2025, there were no debt investments on non-accrual status.

Interest income foregone represents the amount of interest income that would have been recognized during the year. The Company did not recognize any cash interest income on a non-accrual basis during both the three and nine months ended September 30, 2026.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Recently Issued and Adopted Accounting Pronouncements

The Company evaluates the applicability and potential impact of accounting standards updates (“ASUs”) issued by the FASB. ASUs not discussed below have been evaluated by the Company and determined to be either not applicable to the Company or not expected to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance, as amended by ASU 2025-01, requires disaggregated disclosure of certain expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, within relevant expense captions, as well as disclosure of selling expenses. The guidance is effective for the Company’s annual financial statements beginning with the year ending December 31, 2027, and interim financial statements beginning with the quarter ending March 31, 2028. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively. The Company is evaluating the impact of the guidance on its consolidated financial statement disclosures. Adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2026, the FASB issued ASU 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2026-03”). ASU 2026-03 requires investment companies within the scope of ASC Topic 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and requires additional disclosures regarding the amount of any related discount. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2026-03 on its consolidated financial statements and related disclosures.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

During the nine months ended September 30, 2026, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$14.51	$1,446,626
August 10, 2026	August 24, 2026	$21.06	$2,102,451

During the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479

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

During both the three and nine months ended September 30, 2026, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

The difference between the Company’s U.S. GAAP-basis total distributable (accumulated) earnings/(losses) and its tax basis total distributable (accumulated) earnings/(losses) as of December 31, 2025, was primarily due to a reclassification of non-deductible fund expenses to additional paid-in capital. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

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

On May 1, 2026, pursuant to a new fee waiver letter (the “New Fee Waiver Letter”), the Adviser voluntarily agreed to extend the terms of the existing Fee Waiver Letter for the fiscal quarters ended June 30, 2026 and September 30, 2026. Accordingly, the Management Fee payable to the Adviser under the Investment Advisory Agreement for such quarters remained at an annual rate of 0.95% of the value of the Company’s net assets, reduced from an annual rate of 1.25% of the value of the Company’s net assets as provided in the Investment Advisory Agreement. The Company will recommence paying the Adviser a Management Fee that complies with the existing terms of the Investment Advisory Agreement on October 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the New Fee Waiver Letter.

For the three and nine months ended September 30, 2026 and 2025, the Company incurred Management Fees of $324,117, $922,980, $304,946 and $889,409, respectively. During those periods, the Adviser voluntarily waived $77,788, $221,515, $0, and $0, respectively, of such Management Fees.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recorded Incentive Fees based on income in the amounts of $0, $0, $0 and $0, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recorded Incentive Fees based on capital gains in the amounts of $134,194, $144,975, $0 and $73,738, respectively. The capital gains incentive fee is calculated on a cumulative basis and may fluctuate from period to period based on changes in realized and unrealized gains and losses.

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

Administration Agreement and Fund Accounting Agreement

The Company has entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate. In addition, the Company has entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the Company. The Company reimburses U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively. For the three and nine months ended September 30, 2026 and 2025, the Company incurred fees of $37,860, $113,580, $38,505 and $76,005, respectively, payable under the Administration Agreement in professional fees. For the three and nine months ended September 30, 2026 and 2025, the Company incurred fees of $25,240, $75,720, $25,670 and $50,670, respectively, payable under the Fund Accounting Agreement in professional fees.

Placement Agent Agreement

The Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser. The Company pays all expenses associated with the offering of shares of Common Stock incurred by the Placement Agent as set forth in the Placement Agent Agreement. For the three and nine months ended September 30, 2026 and 2025, the Company incurred fees of $0, $0, $0 and $0, respectively, payable under the Placement Agent Agreement.

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

Organizational and Offering Expenses

The Adviser elected to incur the organizational and offering fees associated with the Company through January 19, 2024, on which date the Company became obligated to reimburse the Adviser for such advanced expenses. For each of the three and nine months ended September 30, 2026 and 2025, no organizational and offering fees were incurred by the Company.

Reimbursement of Certain Expenses

From time to time, Muzinich & Co. pays certain operating costs on behalf of the Company, which the Company is obligated to reimburse. For the three and nine months ended September 30, 2026 and 2025, amounts reimbursable to Muzinich & Co. totaled $5,907, $37,346, $905, and $17,193, respectively, and are included within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of September 30, 2026, certain entities affiliated with the Adviser held shares of the Company. Muzinich & Co. held 1 share of the Company, or approximately 0.001% of the outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. During both the nine months ended September 30, 2026 and 2025, the Company had no transactions with affiliated companies.

4. Commitments and Contingencies

As of September 30, 2026, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

As of December 31, 2025, the Company had the following unfunded commitments to provide debt financing to its portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	$898,605
Total unfunded commitments		$898,605

Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s Consolidated Statements of Assets and Liabilities.

As of September 30, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

5. Investments

As of September 30, 2026 and December 31, 2025, the Company had investments in 61 and 67 portfolio companies, respectively. The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$24,747,273	$24,349,708	$40,723,252	$41,486,860
Senior Secured Loan Debt Investments	65,704,377	66,349,688	42,778,592	43,344,626
Equity Investments – Preferred Stock	3,779,028	4,509,301	3,131,028	3,197,792
Equity Investments – Common Stock	1,221,516	1,547,892	-	-
Warrants	-	433,063	-	8,102
Short-Term Investments	5,853,734	5,853,734	6,217,008	6,217,008
Total Investments	$101,305,928	$103,043,386	$92,849,880	$94,254,388

100% of the Company’s investments as of September 30, 2026 and December 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2026 and December 31, 2025 was as follows (excluding short-term investments and money market funds):

Industry	September 30, 2026	December 31, 2025
Transportation Excluding Air/Rail	27.3%	13.6%
Homebuilders/Real Estate	9.4%	3.5%
Healthcare	7.1%	2.6%
Health Care Services	6.9%	7.3%
Diversified Financial Services	6.7%	4.8%
Diversified Support Services	6.0%	4.5%
Environmental & Facilities Services	3.8%	0.0%
Building Materials	3.2%	4.8%
Services	2.6%	4.2%
Super Retail	2.6%	3.2%
Consumer Products	2.5%	2.7%
Energy	2.4%	2.7%
Technology	2.1%	4.2%
Utilities	1.8%	2.9%
Publishing/Printing	1.6%	2.8%
Containers	1.5%	3.4%
Airlines	1.5%	2.0%
Food/Beverage/Tobacco	1.0%	0.1%
Metals/Mining	1.0%	0.5%
Capital Goods	0.8%	1.8%
Gaming	0.5%	1.2%
Insurance	0.5%	0.5%
Automotive & Auto Parts	0.5%	0.5%
Cable/Satellite TV	0.4%	0.0%
Telecommunications	0.3%	0.0%
Chemicals	0.2%	4.6%
Railroads	0.0%	1.1%
Broadcasting	0.0%	0.5%
Transportation Infrastructure	0.0%	11.0%
Collateralized Debt Obligation	0.0%	0.5%
Total	94.2%	91.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$24,349,708	$-	$24,349,708
Senior Secured Loan Debt Investments	-	8,688,816	57,660,872	66,349,688
Equity Investments - Preferred Stock	-	-	4,509,301	4,509,301
Equity Investments - Common Stock	-	-	1,547,892	1,547,892
Short-Term Investments	5,853,734	-	-	5,853,734
Warrants	-	-	433,063	433,063
Total	$5,853,734	$33,038,524	$64,151,128	$103,043,386

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Corporate Bond Investments	$-	$41,486,860	$-	$41,486,860
Senior Secured Loan Debt Investments	-	12,764,068	30,580,558	43,344,626
Equity Investments - Preferred Stock	-	-	3,197,792	3,197,792
Short-Term Investments	6,217,008	-	-	6,217,008
Warrants	-	-	8,102	8,102
Total	$6,217,008	$54,250,928	$33,786,452	$94,254,388

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
Senior Secured Loan Debt Investments	2026	2025	2026	2025
Fair value, beginning of period	$43,350,637	$32,307,335	$30,580,558	$12,316,326
Purchases of investments	14,360,523	2,522,512	28,226,967	18,580,712
Proceeds from principal pre-payments and sales of investments	(198,058)	(869,393)	(2,536,077)	(1,059,135)
Net realized gain (loss)	2,326	12,657	86,510	14,852
Net change in unrealized appreciation/(depreciation)	31,380	48,450	109,865	195,020
Net accretion of discount (amortization of discount) on investments	32,307	29,100	(10,501)	74,812
Restructures	-	-	-	-
Payment-in-kind interest	81,757	68,847	226,000	161,370
Transfers into (out of) Level 3(1)	-	(3,835,551)	977,550	-
Fair value, end of period	$57,660,872	$30,283,957	$57,660,872	$30,283,957

(1)	During the nine months ended September 30, 2026, transfers into and out of Level 3 were attributable to the observability of market data and resulted from decreases in liquidity, security restructurings, reclassifications, or corporate actions.

	For the three months ended September 30,		For the nine months ended September 30,
Equity Investments – Common Stock	2026	2025	2026	2025
Fair value, beginning of period	$-	$-	$-	$-
Purchases of investments	1,221,516	-	1,221,516	-
Proceeds from sales of investments	-	-	-	-
Net realized loss	-	-	-	-
Net change in unrealized appreciation/(depreciation)	326,376	-	326,376	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$1,547,892	$-	$1,547,892	$-

	For the three months ended September 30,		For the nine months ended September 30,
Equity Investments – Preferred Stock	2026	2025	2026	2025
Fair value, beginning of period	$3,938,257	$3,518,374	$3,197,792	$2,238,363
Purchases of investments	-	-	648,000	984,960
Proceeds from sales of investments	-	-	-	-
Net realized loss	-	-	-	-
Net change in unrealized appreciation/(depreciation)	571,044	(178,362)	663,509	116,689
Net accretion of discount (amortization of premium) on investments	-	-	-	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$4,509,301	$3,340,012	$4,509,301	$3,340,012

	For the three months ended September 30,		For the nine months ended September 30,
Warrants	2026	2025	2026	2025
Fair value, beginning of period	$256,033	$-	$8,102	$-
Purchases of investments	-	-	-	-
Proceeds from sales of investments	-	-	-	-
Net realized loss	-	-	-	-
Net change in unrealized appreciation/(depreciation)	177,011	13,903	424,961	13,903
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$433,063	$13,903	$433,063	$13,903

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the respective periods relating to these Level 3 assets that were still held by the Company as of and for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
Net Change in Unrealized Appreciation/(Depreciation)	2026	2025	2026	2025
Senior Secured Loan Debt Investments	$31,380	$48,450	$109,865	$195,020
Equity Investments - Preferred Stock	571,044	(178,362)	663,509	116,689
Equity Investments - Common Stock	326,376	-	326,376	-
Warrants	177,011	13,903	424,961	13,903
Total	$1,105,810	$(116,009)	$1,524,711	$325,612

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$41,359,156	Discounted cash flow	Discount rate	7.55% - 10.30%	8.52%
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$14,368,325	Recent Transaction Price(2)	N/A	N/A	N/A
Senior Secured Loan Debt Investments (Non-Liquid)(1)	1,933,391	Comparable Transaction Price(3)	N/A	N/A	N/A
Equity Investments - Common Stock	$326,376	Market approach	EBITDA multiples	5.78x	5.78x
Equity Investments - Common Stock	$1,221,516	Recent Transaction Price(2)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$4,509,301	Market approach	EBITDA multiples	5.25x - 8.83x	6.98x
Equity Investments - Warrants	$433,063	Market approach	EBITDA multiples	8.83x -11.87x	10.38x
Total	$64,151,128

(1)	Privately held assets without available third-party pricing or trading information.

(2)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(3)	Based on private transaction price of comparable security.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments (Non-Liquid)(1)	$30,580,558	Discounted cash flow	Discount rate	7.41% – 11.10%	9.24%
Equity Investments - Preferred Stock	$3,197,792	Market approach	EBITDA multiples	5.36x – 7.85x	7.05x
Equity Investments - Warrants	$8,102	Market approach	EBITDA multiples	7.85x	7.85x
Total	$33,786,452

(1)	Privately held assets without available third-party pricing or trading information.

7. Net Assets

Common Stock Issuances

During the nine months ended September 30, 2026, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
April 1, 2026	4,893.52	$5,000,000

During the nine months ended September 30, 2025, the Company had the following Common Stock issuances (exclusive of shares of Common Stock issued under the DRP, as described below):

Date	Shares issued and sold	Aggregate purchase price
January 2, 2025	2,482.09	$2,500,000

Distributions

During the nine months ended September 30, 2026, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$14.51	$1,446,626
August 10, 2026	August 24, 2026	$21.06	$2,102,451

During the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479

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

The following table reflects the shares issued under the DRP to participants during the nine months ended September 30, 2026:

Record Date	Issuance Date	Shares Issued
December 27, 2025	January 16, 2026	90.26
May 8, 2026	May 20, 2026	121.35
August 10, 2026	August 24, 2026	177.14

The following table reflects the shares issued under the DRP to participants during the nine months ended September 30, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.60
March 21, 2025	April 3, 2025	28.30
May 13, 2025	May 20, 2025	104.00
August 7, 2025	August 19, 2025	115.84

8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both September 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations	$2,159,780	$1,371,171	$4,915,415	$4,625,713
Weighted average shares of common stock outstanding—basic and diluted	99,899.96	94,543.34	98,174.78	94,433.73
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$21.62	$14.50	$50.07	$48.98

9. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026 and 2025. The per share data has been derived from information provided in the consolidated financial statements.

	For the nine months ended September 30,
	2026 (Unaudited)	2025 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,017.15	$1,006.39

Results of Operations:
Net Investment Income/(Loss)(1)	47.76	41.76
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	1.74	7.34
Net Increase/(Decrease) in Net Assets Resulting from Operations	49.50	49.10

Distributions to Common Stockholders
Distributions from Net Investment Income	(35.57)	(31.01)
Net Decrease in Net Assets Resulting from Distributions	(35.57)	(31.01)

Capital Share Transactions
Issuance of Common Stock	-	(0.08)
Net Increase/(Decrease) Resulting from Capital Share Transactions	-	(0.08)

Net Asset Value, End of Period	$1,031.08	$1,024.40

Shares Outstanding, End of Period	100,003.89	94,605.04

Ratio/Supplemental Data
Net assets, end of period	$103,111,848	$96,913,420
Weighted average shares outstanding(2)	98,174.78	94,433.73
Total Return(3)	4.91%	4.90%
Portfolio turnover(4)	30.55%	32.94%
Ratio of total expenses to average net assets with reimbursement(5)	2.39%	2.84%
Ratio of total expenses to average net assets without reimbursement(5)	2.69%	2.84%
Ratio of net investment income/(loss) to average net assets with reimbursement(5)	6.28%	5.52%

(1)	The per common share data was derived using weighted average shares outstanding during the respective period.

(2)	Calculated for the nine months ended September 30, 2026 and 2025, respectively.

(3)	Total return is based upon the change in NAV per share between the opening and ending NAVs per share and the issuance of common stock during the respective period, and reflects reinvestment of any distributions to common stockholders. Total returns for periods of less than 12 months are not annualized and do not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

10. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2026, except as disclosed below.

Investment Activity

On November 2, 2026, the Company made an investment in 930 Ventures, LLC (d/b/a Factua) consisting of a term loan with a cost of $5,286,080 and 70,178 Class D-1 Units of Preferred Equity with a cost of $621,892. The Preferred Equity investment is held through the Subsidiary.

Distribution

On November 10, 2026, the Company declared a distribution of $16.136 per share, or $1,613,663, payable on November 19, 2026 to stockholders of record as of November 10, 2026.

Share Issuance

On October 1, 2026, the Company sold 2,909.57 shares of common stock, par value $0.001 per share, for an aggregate price of $3,000,000. The sale of shares was made pursuant to subscription agreements entered into by the Company and its investors.

Fee Waiver

Effective October 1, 2026, the Adviser allowed the term of the New Fee Waiver Letter to expire, and the Company recommenced paying the Adviser a Management Fee at an annual rate of 1.25% of the value of the Company’s net assets, in accordance with the Investment Advisory Agreement.

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

As of September 30, 2026, we had capital commitments from investors in the amount of $99,500,000. As of September 30, 2026, we had equity capital in the amount of $100,052,700 with 100,003.89 shares outstanding. As of September 30, 2025, we had capital commitments from investors in the amount of $94,500,000. As of September 30, 2025, we had equity capital in the amount of $94,712,207 with 94,605.04 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings (“Private Offerings”) of our Common Stock.

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

We co-invest with Muzinich and its affiliates pursuant to an exemptive order from the SEC issued on May 27, 2026 (the “Order”) permitting us to co-invest with certain affiliates. The Board has determined that it is advantageous for us to co-invest with other accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

Revenues

We expect to generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt in which we invest typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings, Inc. or S&P Global Ratings, a division of S&P Global, Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, such as payment-in-kind (“PIK”) interest, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

Portfolio Composition and Investment Activity

As of September 30, 2026, we had 61 debt investments, six equity investments, and five warrant investments across 61 portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $103.0 million. As of September 30, 2025, we had 60 debt investments, three equity investments and one warrant investment across 60 portfolio companies, with an aggregate fair value of approximately $82.4 million. As of both September 30, 2026 and 2025, our debt investments consisted of corporate bonds and senior secured loans (excluding short-term investments).

Our investment activity for the nine months ended September 30, 2026 and 2025 is presented below (information presented herein is at cost unless otherwise indicated).

	For the nine months ended September 30,
	2026	2025
New investments:
Gross investment purchases	$100,509,022	$32,456,591
Less: sold investments	(85,407,406)	(33,913,044)
Total new investments	$15,101,616	$(1,456,453)

Principal/par/unit amount of investments funded:
Corporate bond investments	$10,476,005	$9,700,255
Senior secured loan debt investments	$25,377,762	$23,076,212
Equity investments	$593,009	$984,960

Number of new investment commitments	33	19
Average new investment commitment amount	$3,045,728	$1,888,575
Weighted average maturity for new investment commitments	5.3 Years	5.0 Years
Percentage of new debt investment commitments at floating rates	39%	60%
Percentage of new debt investment commitments at fixed rates	61%	40%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	5.71%	2.48%

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Corporate Bond Investments	$24,747,273	$24,349,708	$40,723,252	$41,486,860
Senior Secured Loan Debt Investments	65,704,377	66,349,688	42,778,592	43,344,626
Equity Investments - Preferred Stock	3,779,028	4,509,301	3,131,028	3,197,792
Equity Investments - Common Stock	1,221,516	1,547,892	-	-
Warrants	-	433,063	-	8,102
Money Market Funds	5,853,734	5,853,734	6,217,008	6,217,008
Total Investments	$101,305,928	$103,043,386	$92,849,880	$94,254,388

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

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$2,365,426	$2,130,064	$6,476,134	$5,974,325
Total net expenses	768,319	731,340	1,787,752	2,031,002
Net investment income	1,597,107	1,398,724	4,688,382	3,943,323
Total net realized gains (losses)	(203,845)	46,388	(105,917)	(10,645)
Total net change in unrealized appreciation/(depreciation)	766,518	(73,941)	332,950	693,035
Total net realized gains (losses) and unrealized appreciation/(depreciation)	562,673	(27,553)	227,033	682,390
Net increase in net assets resulting from operations	$2,159,780	$1,371,171	$4,915,415	$4,625,713

Net increase in net assets resulting from operations increased from $1,371,171 for the three months ended September 30, 2025 to $2,159,780 for the three months ended September 30, 2026, primarily due to higher investment income from the deployment of capital from lower-yielding investments into middle-market loans and an increase in net unrealized appreciation, partially offset by net realized losses.

Net increase in net assets resulting from operations increased from $4,625,713 for the nine months ended September 30, 2025 to $4,915,415 for the nine months ended September 30, 2026, primarily due to higher net investment income, partially offset by lower net realized and unrealized gains.

Investment Income

The following table presents our investment income for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest income from non-controlled/non-affiliated investments and cash equivalents	$2,282,931	$2,061,217	$6,248,118	$5,812,955
Income from payment-in-kind interest	82,495	68,847	228,016	161,370
Total investment income	$2,365,426	$2,130,064	$6,476,134	$5,974,325

Total investment income increased from $2,130,064 for the three months ended September 30, 2025 to $2,365,426 for the three months ended September 30, 2026, and from $5,974,325 for the nine months ended September 30, 2025 to $6,476,134 for the nine months ended September 30, 2026. The increases were primarily attributable to higher interest income resulting from the deployment of capital from lower-yielding investments and cash equivalents into middle-market loan investments, as well as higher PIK interest income.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Management fees	$324,117	$304,946	$922,980	$889,409
Other operating expenses	521,990	426,394	1,086,287	1,141,593
Waiver of management fees	(77,788)	-	(221,515)	-
Total net expenses	$768,319	$731,340	$1,787,752	$2,031,002

Total net expenses increased from $731,340 for the three months ended September 30, 2025 to $768,319 for the three months ended September 30, 2026, primarily due to higher professional fees and management fees, partially offset by the imposition of the management fee waiver, lower other general and administrative expenses and the absence of purchased accrued interest expense.

Total net expenses decreased from $2,031,002 for the nine months ended September 30, 2025 to $1,787,752 for the nine months ended September 30, 2026, primarily due to the imposition of the management fee waiver and lower other operating expenses, partially offset by higher management fees.

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

During the nine months ended September 30, 2026, we issued 4,893.52 shares of Common Stock in Private Offerings. During the nine months ended September 30, 2025, we issued 2,482.09 shares of Common Stock in Private Offerings.

In conjunction with our formation, we issued and sold one share of Common Stock to Muzinich & Co. for an aggregate purchase price of $1,000. The share of Common Stock was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Contractual Obligations

As of September 30, 2026, we had no unfunded commitments to provide debt financing to our portfolio companies.

As of December 31, 2025, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of December 31, 2025
Carolina Center for Autism Services, LLC Delayed Draw Term Loan	11/21/2026	$898,605
Total unfunded commitments		$898,605

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both September 30, 2026 and 2025, we had no off-balance sheet arrangements.

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

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund repurchases from cash flow from operations, we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Stock is in our best interests as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

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

PIK Interest

We currently hold PIK investments and expect to hold in the future certain investments in our portfolio that contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in our taxable income, and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when we determine that the PIK interest is no longer collectible.

Distributions

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. During the nine months ended September 30, 2026, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$14.51	$1,446,626
August 10, 2026	August 24, 2026	$21.06	$2,102,451

During the nine months ended September 30, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$3.52	$331,664
May 13, 2025	May 20, 2025	$13.06	$1,232,669
August 7, 2025	August 19, 2025	$14.43	$1,363,479

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

The following table reflects the shares issued under the DRP to participants during the nine months ended September 30, 2026:

Record Date	Issuance Date	Shares Issued
December 27, 2025	January 16, 2026	90.26
May 8, 2026	May 20, 2026	121.35
August 10, 2026	August 24, 2026	177.14

The following table reflects the shares issued under the DRP to participants during the nine months ended September 30, 2025:

Record Date	Issuance Date	Shares Issued
December 27, 2024	January 9, 2025	72.60
March 21, 2025	April 3, 2025	28.30
May 13, 2025	May 20, 2025	104.00
August 7, 2025	August 19, 2025	115.84

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

On May 1, 2026, pursuant to a new fee waiver letter (the “New Fee Waiver Letter”), the Adviser voluntarily agreed to extend the terms of the existing Fee Waiver Letter for the fiscal quarters ended June 30, 2026 and September 30, 2026. Accordingly, the Management Fee payable to the Adviser under the Advisory Agreement for such quarters remained at an annual rate of 0.95% of the value of our net assets, reduced from an annual rate of 1.25% of the value of our net assets as provided in the Advisory Agreement. We will recommence paying the Adviser a Management Fee that complies with the existing terms of the Advisory Agreement on October 1, 2026 unless the Adviser, in its sole discretion, decides to extend the term of the New Fee Waiver Letter.

For the three and nine months ended September 30, 2026 and 2025, we incurred Management Fees of $324,117, $922,980, $304,946 and $889,409, respectively. During those periods, the Adviser voluntarily waived $77,788, $221,515, $0, and $0, respectively, of such Management Fees.

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

For the three and nine months ended September 30, 2026 and 2025, we recorded Incentive Fees based on income in the amounts of $0, $0, $0 and $0, respectively.

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

For the three and nine months ended September 30, 2026, and 2025, we recorded capital gains incentive fees of $134,194, $144,975, $0 and $73,738, respectively. The capital gains incentive fee is calculated on a cumulative basis and may fluctuate from period to period based on changes in realized and unrealized gains and losses.

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

Investment Activity

On November 2, 2026, we made an investment in 930 Ventures, LLC (d/b/a Factua) consisting of a term loan with a cost of $5,286,080 and 70,178 Class D-1 Units of Preferred Equity with a cost of $621,892. The Preferred Equity investment is held through our wholly owned subsidiary, Muzinich Corporate Lending Holdings, LLC.

Distribution

On November 10, 2026, we declared a distribution of $16.136 per share, or $1,613,663, payable on November 19, 2026 to stockholders of record as of November 10, 2026.

Share Issuance

On October 1, 2026, we sold 2,909.57 shares of common stock, par value $0.001 per share, for an aggregate price of $3,000,000. The sale of shares was made pursuant to subscription agreements entered into by us and our investors.

Fee Waiver

Effective October 1, 2026, the Adviser allowed the term of the New Fee Waiver Letter to expire, and we recommenced paying the Adviser a Management Fee at an annual rate of 1.25% of the value of the Company’s net assets, in accordance with the Advisory Agreement.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(220)	$-	$(220)
Base Interest Rate	-	-	-
+100 Basis Points	608	-	608
+200 Basis Points	950	-	950
+300 Basis Points	1,293	-	1,293

This analysis is indicative of the potential impact on our investment income as of September 30, 2026, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio after September 30, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or nine months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich Corporate Lending Income Fund, Inc.

Date: November 12, 2026	By:	/s/ Cheryl Rivkin
		Name:	Cheryl Rivkin
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Rocco DelGuercio
		Name:	Rocco DelGuercio
		Title:	Chief Financial Officer
(Principal Financial Officer)